Form 10-Q
period 2008-02-29
Sanook Enterprises, Inc.
filed 2008-04-07
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

                        Commission file number 333-149114


                            SANOOK ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   28/14 Moo 3
                                Bophut, Koh Samui
                           Suratthani, Thailand 84320
         (Address of principal executive offices, including zip code.)

                                 1-800-915-0403
                     (Telephone number, including area code)

                     Law Office of Michael M. Kessler, P.C.
                       3436 American River Drive, Suite 11
                              Sacramento, CA 95864
                            Telephone (916) 239-4000
                            Facsimile (916) 239-4008
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of February 29, 2008

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  (Unaudited)
                                                                     As of             As of
                                                                  February 29,       August 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  3,545           $ 11,380
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  3,545             11,380
                                                                   --------           --------

      TOTAL ASSETS                                                 $  3,545           $ 11,380
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    232           $    232
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               232                232
                                                                   --------           --------

      TOTAL LIABILITIES                                                 232                232

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,000,000 shares issued and outstanding
   as of February 29, 2008 and August 31, 2007)                       6,000              6,000
  Additional paid-in capital                                          6,000              6,000
  Deficit accumulated during development stage                       (8,686)              (852)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            3,314             11,148
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  3,545           $ 11,380
                                                                   ========           ========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           September 28, 2006
                                         Three Months     Three Months      Six Months       Six Months       (inception)
                                            ended            ended            ended            ended            through
                                          February 29,     February 28,     February 29,     February 28,     February 29,
                                             2008             2007             2008             2007             2008
                                          ----------       -----------      ----------       ----------       ----------
REVENUES
  Revenues                                $       --       $        --      $       --       $       --       $       --
                                          ----------       -----------      ----------       ----------       ----------
TOTAL REVENUES                                    --                --              --               --               --

PROFESSIONAL FEES                              6,000                --           6,000               --            6,000
GENERAL & ADMINISTRATIVE EXPENSES              1,835                --           1,835              620            2,686
                                          ----------       -----------      ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       (7,835)               --          (7,835)            (620)          (8,686)
                                          ----------       -----------      ----------       ----------       ----------

NET INCOME (LOSS)                         $   (7,835)      $        --      $   (7,835)      $     (620)      $   (8,686)
                                          ==========       ===========      ==========       ==========       ==========

BASIC EARNINGS PER SHARE                  $    (0.00)      $        --      $    (0.00)      $    (0.00)
                                          ==========       ===========      ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 6,000,000         2,500,000       6,000,000        2,500,000
                                          ==========       ===========      ==========       ==========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
          From September 28, 2006 (Inception) through February 29, 2008
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --        $    --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------        -------      --------

BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======        =======      ========

Net loss, February 29, 2008                                                                  (7,835)       (7,835)
                                                ----------     -------       -------        -------      --------

BALANCE, FEBRUARY 29, 2008                       6,000,000     $ 6,000       $ 6,000        $(8,686)     $  3,314
                                                ==========     =======       =======        =======      ========

                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    September 28, 2006
                                                                 Six Months         Six Months         (inception)
                                                                   ended              ended              through
                                                                 February 29,       February 28,       February 29,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (7,835)          $   (620)          $ (8,686)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Due to a Director                                                   --                 --                 --
    Accounts Payable                                                    --                 --                232
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (7,835)              (620)            (8,455)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              2,500              6,000
  Additional paid-in capital                                            --              2,500              6,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --              5,000             12,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (7,835)             4,380              3,545

CASH AT BEGINNING OF PERIOD                                         11,380                 --                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  3,545           $  4,380           $  3,545
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          February 29, 2008 (Unaudited)


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sanook Enterprises, Inc. (the Company) was incorporated under the laws of the State of Nevada on September 28, 2006. The Company was formed to engage in providing customers with custom golf packages at different locations in Thailand.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an August 31, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective September 28, 2006 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          February 29, 2008 (Unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending August 31, 2007. Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          February 29, 2008 (Unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending August 31, 2007. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123 (R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123 (R)`s implementation challenges for registrants and enhance the information investors receive.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006
(inception) to February 29, 2008 and generated a net loss of $8,686. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $3,545 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 4,000,000 shares for sale at $.01 per share to raise capital of $40,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          February 29, 2008 (Unaudited)


NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Robin Mulholland, sole officer and director of the Company, will provide the Company with use of office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Thus he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Robin Mulholland, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 6. INCOME TAXES

                                                         As of February 29, 2008
                                                         -----------------------
                                                              (unaudited)
     Deferred tax assets:
     Net operating tax carryforwards                            $ 2,953
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                    2,953
     Valuation allowance                                         (2,953)
                                                                -------

     Net deferred tax assets                                    $     0
                                                                =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of February 29, 2008, the Company has a net operating loss carryforwards of approximately $8,686. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          February 29, 2008 (Unaudited)


NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On September 28, 2006 the Company issued a total of 2,500,000 shares of common stock to one director for cash at $0.002 per share for a total of $5,000.

On May 30, 2007 the Company issued a total of 3,500,000 shares of common stock to one director for cash at $0.002 per share for a total of $7,000.

As of February 29, 2008 the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 29, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbours of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbours set forth under the Reform Act are unavailable to us.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $7,835 and $0 for the three-month periods ended February 29, 2008 and February 28, 2007, respectively. These expenses consisted of general and administrative expenses.

At February 29, 2008, we had cash on hand of $3,545. At the same date, our total assets were $3,545 and our liabilities were $232 in accounts payable.

Cash provided by financing activities from inception through February 29, 2008 was $12,000 resulting from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through February 29, 2008.

                      Balance Sheet Data:           2/29/08
                      -------------------           -------

                      Cash                          $3,545
                      Total assets                  $3,545
                      Total liabilities             $  232
                      Shareholders' equity          $3,314

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $3,545 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to cover the expenses until we are able to raise capital from our offering of 4,000,000 shares of common stock at $.01 pursuant to an S-1 Registration Statement that became effective on March 13, 2008. We cannot provide investors any assurance that we will be able to complete the offering. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $40,000 raised through our offering. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales to begin in June and reach a level to sustain daily operations by September. Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

APRIL 2008

Hire the website designer to develop the preliminary website at www.thailandgolfcentral.com as well as provide search engine optimization for our website domain. Contact all hotels and golf courses and transportation companies to establish contract rates and pricing.

MAY - JUNE 2008

Complete our offering. We will customize the golf packages offering low, med and high pricing based on the rates established with our golf, hotel and transportation suppliers. Hire website designer to finish the website with the different packages created and payment links as well as commence an online marketing program.

JULY - AUG 2008

We plan to co ordinate booking requests and packages received with customers to the hotels and courses and transportation companies. Evaluate customer base and demands of different packages and certain hotels and courses. Start direct marketing to golf contacts in North American golf courses via email and mail outs promoting the packages and website www.thailandgolfcentral.com as well as golf magazines distributed to courses.

SEPT - OCT 2008

Make changes to packages as per analysis of demand and feedback from clients. Start to identify courses and hotels in Huan Hin as a golf destination and contact them for pricing. Create packages and pricing for Huan Hin and hire website developer to add Huan Hin details to the website.

NOV - DEC 2008

Coordinating bookings and packages for upcoming peak season; inclusive of January through March 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of February 29, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-149114, at the SEC website at www.sec.gov:

Exhibit No.                               Description
-----------                               -----------

   3.1            Articles of Incorporation*
   3.2            Bylaws*
  31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
  31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2008.

                                   Sanook Enterprises, Inc., Registrant


                                   By: /s/ Robin Mulholland
                                       -----------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Sanook Enterprises, Inc., Registrant


April 3, 2008                      By: /s/ Robin Mulholland
                                       -----------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer