Form 10-Q
period 2008-05-31
Sanook Enterprises, Inc.
filed 2008-07-08
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of July 2, 2008

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  (Unaudited)
                                                                    As of              As of
                                                                    May 31,          August 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,086           $ 11,380
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  1,086             11,380
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,086           $ 11,380
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    232           $    232
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               232                232
                                                                   --------           --------

      TOTAL LIABILITIES                                                 232                232

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,000,000 shares issued and outstanding
   as of May 31, 2008 and August 31, 2007                             6,000              6,000
  Additional paid-in capital )                                        6,000              6,000
  Deficit accumulated during development stage                      (11,146)              (852)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              854             11,148
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,086           $ 11,380
                                                                   ========           ========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          September 28, 2006
                                          Three Months     Three Months     Nine Months     Nine Months      (inception)
                                             ended            ended           ended           ended            through
                                             May 31,          May 31,         May 31,         May 31,           May 31,
                                              2008             2007            2008            2007              2008
                                           ----------       ----------      ----------      ----------        ----------
REVENUES
  Revenues                                 $       --       $       --      $       --      $       --        $       --
                                           ----------       ----------      ----------      ----------        ----------
TOTAL REVENUES                                     --               --              --              --                --

PROFESSIONAL FEES                               2,000               --           8,000              --             8,000
GENERAL & ADMINISTRATIVE EXPENSES                 459               --           2,294             620             3,146
                                           ----------       ----------      ----------      ----------        ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (2,459)              --         (10,294)           (620)          (11,146)
                                           ----------       ----------      ----------      ----------        ----------

NET INCOME (LOSS)                          $   (2,459)      $       --      $  (10,294)     $     (620)       $  (11,146)
                                           ==========       ==========      ==========      ==========        ==========

BASIC EARNINGS PER SHARE                   $    (0.00)      $       --      $    (0.00)     $    (0.00)
                                           ==========       ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  6,000,000        2,500,000       6,000,000       2,500,000
                                           ==========       ==========      ==========      ==========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From September 28, 2006 (Inception) through May 31, 2008
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========

Net loss,  May 31, 2008                                                                     (10,294)      (10,294)
                                                ----------     -------       -------       --------      --------

BALANCE, MAY 31, 2008 (UNAUDITED)                6,000,000     $ 6,000       $ 6,000       $(11,146)     $    854
                                                ==========     =======       =======       ========      ========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                September 28, 2006
                                                                  Nine Months     Nine Months      (inception)
                                                                    ended           ended           through
                                                                    May 31,         May 31,          May 31,
                                                                     2008            2007             2008
                                                                   --------        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(10,294)       $   (620)        $(11,146)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                     --              --              232
                                                                   --------        --------         --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (10,294)           (620)         (10,914)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --           6,000            6,000
  Additional paid-in capital                                             --           6,000            6,000
                                                                   --------        --------         --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --          12,000           12,000
                                                                   --------        --------         --------

NET INCREASE (DECREASE) IN CASH                                     (10,294)         11,380            1,086

CASH AT BEGINNING OF PERIOD                                          11,380              --               --
                                                                   --------        --------         --------

CASH AT END OF PERIOD                                              $  1,086        $ 11,380         $  1,086
                                                                   ========        ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --        $     --         $     --
                                                                   ========        ========         ========
  Income Taxes                                                     $     --        $     --         $     --
                                                                   ========        ========         ========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            May 31, 2008 (Unaudited)


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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            May 31, 2008 (Unaudited)


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

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            May 31, 2008 (Unaudited)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending August 31, 2007. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to May 31, 2008 and generated a net loss of $11,146. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and although has minimal expenses, management believes that the company's current cash of $1,086 is not sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            May 31, 2008 (Unaudited)


NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 6. INCOME TAXES

                                                              As of May 31, 2008
                                                              ------------------
                                                                 (unaudited)
     Deferred tax assets:
       Net operating tax carryforwards                             $ 3,789
       Other                                                             0
                                                                   -------
       Gross deferred tax assets                                     3,789
       Valuation allowance                                          (3,789)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. NET OPERATING LOSSES

As of May 31, 2008, the Company has a net operating loss carryforwards of approximately $11,146. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            May 31, 2008 (Unaudited)


NOTE 8. STOCK TRANSACTIONS (CONTINUED)

On September 28, 2006 the Company issued a total of 2,500,000 shares of common stock to one director for cash at $0.002 per share for a total of $5,000.

On May 30, 2007 the Company issued a total of 3,500,000 shares of common stock to one director for cash at $0.002 per share for a total of $7,000.

As of May 31, 2008 the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

On June 16, 2008, management completed its SB-2 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We incurred operating expenses of $2,459 and $0 for the three-month periods ended May 31, 2008 and 2007, respectively. These expenses consisted of general and administrative expenses.

At May 31, 2008, we had cash on hand of $1,086 which was our total assets and our liabilities were $232 in accounts payable.

Cash provided by financing activities from inception through May 31, 2008 was $12,000 resulting from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007. Subsequent to our May 31, 2008 financial statements, on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through May 31, 2008.

                      Balance Sheet Data:          5/31/08
                      -------------------          -------

                      Cash                          $1,086
                      Total assets                  $1,086
                      Total liabilities             $  232
                      Shareholders' equity          $  854

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $1,086 cash in the bank which comprises our total assets. Subsequent to our May 31, 2008 financial statements, on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our twelve month budget is based on minimum operations which will be completely funded by the $40,000 raised through our offering. We estimate sales to begin in Summer 2008 and reach a level to sustain daily operations by Winter 2008. We will continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

JULY - AUG 2008

We will continue to customize the golf packages offering low, med and high pricing based on the rates established with our golf, hotel and transportation suppliers. Engage the website designer to finish the initial website with the different packages created and payment links as well as commence an online marketing program.

We plan to co-ordinate booking requests received from customers. This would include hotel reservations, golf course bookings and transportation details. We will evaluate requirements from various potential customers and analyze the demands of different packages; including certain hotels and golf courses. Start direct marketing to golf contacts at North American golf courses via email and mail outs promoting the packages and website www.thailandgolfcentral.com. We also plan to market in golf magazines distributed to courses.

SEPT - OCT 2008

Make changes to packages as per analysis of demand and feedback from clients. Start to identify courses and hotels in Huan Hin as a golf destination and contact them for pricing. Create packages and pricing for Huan Hin and hire website developer to add Huan Hin details to the website.

NOV - JUNE 2009

Coordinating bookings and packages for upcoming peak season; inclusive of January through March 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

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

As of May 31, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 2, 2008.

                                   Sanook Enterprises, Inc., Registrant


                                   By: /s/ Robin Mulholland
                                       -------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Sanook Enterprises, Inc., Registrant


July 2, 2008                       By: /s/ Robin Mulholland
                                       -------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer