Form 10-K
period 2008-08-31
Sanook Enterprises, Inc.
filed 2008-11-21
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2008

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 17, 2008, the registrant had 10,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 17, 2008.

                            SANOOK ENTERPRISES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                       7
Item 2.  Properties                                                        11
Item 3.  Legal Proceedings                                                 11
Item 4.  Submission of Matters to a Vote of Securities Holders             11

                                Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                 11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                             13
Item 8.  Financial Statements                                              17
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          28
Item 9A. Controls and Procedures                                           28

                               Part III

Item 10. Directors and Executive Officers                                  28
Item 11. Executive Compensation                                            29
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   31
Item 13. Certain Relationships and Related Transactions                    32
Item 14. Principal Accounting Fees and Services                            33

                                Part IV

Item 15. Exhibits                                                          33

Signatures                                                                 34

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this report.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Sanook Enterprises was incorporated in the State of Nevada on September 28, 2006. We were formed to market golf travel packages in Thailand. Sanook will recommend golf packaged tours at any of the golf Thailand destinations, or create a custom package tour for the client, combining two, or more locations if desired. We initially plan to market our golf packages to North America via a website, direct mail and through relationships that our Director, Robin Mulholland has developed from his years of experience in the golf industry.

We are a development stage company and have not yet opened for business or generated any revenues. Our limited start-up operations have consisted of the formation of our business plan, identification of our target market and fund raising. Per our business plan we anticipate sales to begin in the fourth quarter 2008 or first quarter 2009. Currently our President devotes approximately 10 hours a week to the company. We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $37,993.

Our administrative offices are currently located at the premises of our President, Robin Mulholland, which he provides to us on a rent free basis at 28/14 Moo 3, Bophut, Koh Samui, Suratthani, Thailand, 84320. We plan to use these offices until we require larger space. Our registered statutory office is located at 711 S. Carson Street, Suite 4, Carson City, Nevada 89701. Our fiscal year end is August 31.

INDUSTRY BACKGROUND

"Taking a golf vacation used to mean either barnstorming with your pals or getting away with your spouse to an all-inclusive resort." According to Travel and Leisure Golf Magazine, (September 2007 issue) "as luxury travel becomes more tailored to individual (and expanding) tastes, tour operators are increasingly offering golfers customized itineraries around the globe. Tour companies are designing golf and cultural trips in countries seldom associated with the game."

Thailand, one the most fascinating and exotic tourist destinations in the world, is gaining a deserved reputation for providing unique golf vacations. Golf is played in an exclusive and special atmosphere, where a culture has remained undiluted over the centuries. With excellent and modern facilities, infrastructure and roads, Thailand's golf club facilities are superior to many of their European counterparts. The courses are superbly maintained and manicured, with impressive clubhouses offering excellent facilities.

With nearly 200 golf courses, with the majority being located in the most popular tourist destinations - Bangkok, Pattaya, Hua Hin, Phuket, and Chiang Mai
- golf in Thailand has been one of Asia's best kept secrets. Many have been designed by professionals like Jack Nicklaus, Nick Faldo, Gary Player, Greg Norman, Pete Dye, and Robert Trent Jones.

With the large number of golf courses dispersed throughout the country, the courses are rarely overcrowded. Bangkok alone has 60 golf courses to choose from in the city and surrounding areas. Depending on their requirements, there are a number of choices where a golfer can base themselves for their vacation. From playing golf in the bustling city-atmosphere of Bangkok, to relaxing and enjoying the beautiful beaches and golf in Phuket and Koh Samui.

PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

Our initial focus is to first concentrate our packages on 3 popular locations where our director has experience and contacts. We will have pre-packaged tours for clients to choose from at these destinations, or we can create a custom package tour, combining two, or more, locations if desired. In each area the basic packages will quote 3 courses and 3 hotels, based on low, medium and high cost offerings. The 3 areas in which we are initially offering tours to include Bangkok, Phuket, and Koh Samui, Thailand.

BANGKOK

Bangkok, the capital of Thailand, is the 22nd most populous city in the world. It has long been the gateway to Asia for foreign interests seeking new markets. The city is a major economic and financial center of Southeast Asia. It has one of the fastest rates in the world for construction of high rise buildings. The city's wealth of cultural sites makes it one of the world's most popular tourist destinations.

Bangkok offers the highest density of golf courses and world-class spa and hotel accommodations in Thailand. Excellent restaurants offering foods from every part of the world are in abundance. It is also a great place for sightseeing. A multitude of Buddhist temples (Wat), the most magnificent ones being Wat Phra Kheaw (Temple of the Emerald Buddha), Wat Benchamabopit (Marble Temple) and Wat Arun (Temple of Dawn) near the majestic Chao Phraya River. Entertainment and nightlife is also well known with famous streets of Pat Pong and Sukhumvit having a huge variety of bars, restaurants and shopping markets all in the same area.

PHUKET

An hour's flight from Bangkok lies Phuket - Asia's most popular beach destination. This "Dream Island" is known for its tropical palm-fringed beaches, unique limestone caves and formations in picturesque Phang Nga Bay, top hotels and terrific golf courses. Phuket offers world class diving in the Andaman Sea, golf at world-standard championship courses and eco-adventures in tropical forests and to waterfalls. Phuket also has a vibrant nightlife in Patong Beach and many excellent restaurants.

KOH SAMUI

Koh Samui, the beautiful island of the coconut trees, is the third largest Thai island. It is located approximately 320 miles south of Bangkok and is only an hour's fight away. Direct international flights to Koh Samui are now available from Singapore, Malaysia and Singapore, with others coming soon. The island has several well known beaches, the most popular and beautiful being Chewang Beach with a 4 kilometer stretch of golden. The unique aspect of Koh Samui Beaches is that many resorts are actually right on the beach. Koh Samui also has many sister islands including Koh Phangan and Koh Tao, one of the top diving islands in Asia. Koh Samui offers a peaceful and relaxing golf vacation in a more secluded setting. There is a vast selection of interesting places to visit and sights to see including ancient Buddha images, modern colorful temples and beautiful waterfalls. The white sandy beaches are fringed with coconut palms; with top hotels located close by. Koh Samui also offers many unique dining experiences, including fresh seafood dishes and a variety of seasonal tropical fruits. The island is now host to a championship standard course in Santiburi Samui Country Club, which has stunning views of the ocean and sister island Koh Phangan and is earning the distinction as one of the top Thailand golf courses. It also has a beautiful 9 hole par three course, Bophut Hills and another stunning course built in the Mountains of Lamai, Royal Samui Golf and Country Club. This course offers breathtaking ocean views of Chewang, Lamai and the neibhboring islands in the background, and with many drastic drops and raises n elevation, the course provides many panoramic and stunning views of adjacent and neighboring holes.

Our director is familiar with the country's best courses and will make recommendations in accordance with a client's expectations, playing abilities and budget, guaranteeing the best value for the money.

We will work with each client to compile their itinerary as per the client's requirements. This will include:

     *    Air/Land Transfers & Transportation within Thailand
     *    Hotel Accomodations
     *    Golf Tee Times

We can also assist with recommendations for sightseeing excursions or whatever else the client might desire. We will utilize our website as a focal point in our marketing efforts. In the future we may advertise in golf publications, develop marketing brochures for use in direct mail campaigns and attend golf trade shows and conventions.

DISTRIBUTION METHODS

We initially plan to market to golfers utilizing our website.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

We expect to face significant competition in the golf tourism industry. This would include traditional travel agencies, internet travel sites and established golf tourism companies. Many of these competitors have greater financial, marketing and other resources, as well as more experience in the golf tourism industry.

We cannot guarantee that we will be able to compete effectively and because we have not yet begun operations we do not have a competitive position relative to these other companies. Our competitors include golfasian.com, thailandgolfholidays.com and golforient.com. Once we launch operations we hope to compete on the basis of price, quality and personalized service. Our operations and our ability to generate revenues will be harmed if we are unable to establish a reputation as a provider of quality golf tourism services.

SOURCES AND AVAILABILITY OF PRODUCTS

There are numerous golf courses and hotels in Thailand. We anticipate utilizing many different courses and hotels based upon the requirements of the individual traveler.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers for our services, we will not rely on one or few major customers.

PATENTS AND TRADEMARKS

We do not have, nor do we intend to apply for in the near future, any patents or trademarks. We will assess the need for any patents or trademarks on a continuing basis.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

We do not require any government approval for our services.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

ENVIRONMENTAL LAWS

Our operations are not subject to any Environmental Laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have one employee, our executive officer, Robin Mulholland who currently devotes 10 hours a week to our business and is responsible for the primary operation of our business. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

ROBIN MULHOLLAND, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 10 HOURS PER WEEK TO COMPANY MATTERS. HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE. THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense, which is estimated to be first or second quarter 2009. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Robin Mulholland. While he has business experience including management and accounting, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN OUR SHARES IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated in September 2006; we have not yet commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of investor's shares.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet sold any of our golf travel packages and have not yet generated any revenues from operations. In order for us to continue with our plans we must generate revenue from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, investors could lose all of their investment if we are not successful in our proposed business plans.

OUR CONTINUED OPERATIONS DEPEND ON THE PUBLIC'S ACCEPTANCE OF OUR GOLF TRAVEL PACKAGES. IF THE PUBLIC DOESN'T FIND OUR PACKAGES DESIRABLE AND SUITABLE FOR PURCHASE AND WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH WOULD RESULT IN A FAILURE OF OUR BUSINESS.

The ability to develop golf travel packages that the public finds desirable and willing to purchase is critically important to our success. We cannot be certain that the packages that we will be offering will be appealing to public and as a result there may not be any demand for these packages and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter or change our packages in the future that the public's demand for these new offering will develop and this could adversely affect our business and any possible revenues.

THE LOSS OF THE SERVICES OF ROBIN MULHOLLAND COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR GOLF TRAVEL PACKAGES.

Our performance is substantially dependent upon the professional expertise of our President, Robin Mulholland. Mr. Mulholland has extensive contacts and experience in the golf industry and we are dependent on his abilities to develop and market our golf travel packages. If he were unable to perform his services, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our golf travel packages. The loss of his services could result in a loss of revenues.

THE GOLF TRAVEL INDUSTRY IS HIGHLY COMPETITIVE. IF WE CANNOT DEVELOP AND MARKET A DESIRABLE OFFERING OF GOLF TRAVEL PACKAGES THAT THE PUBLIC IS WILLING PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

The golf travel industry is intensely competitive. We will compete against a number of large well-established companies with greater name recognition, a more comprehensive offering of services, and with substantially larger resources than ours; including financial and marketing. In addition to these large competitors there are numerous smaller operations that have developed and are marketing golf travel services. Our competitors include, by way of example, golfasian.com, thailandgolfholidays.com and golforient.com. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot successfully compete in this highly competitive industry, we may never be able to generate revenues or become profitable.

THERE ARE NO SUBSTANTIAL BARRIERS TO ENTRY INTO THE GOLF TRAVEL INDUSTRY AND BECAUSE WE DO NOT CURRENTLY HAVE ANY PATENT OR TRADEMARK PROTECTION FOR OUR PROPOSED GOLF TRAVEL PACKAGES, THERE IS NO GUARANTEE SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS AND BRING THEM TO MARKET BEFORE WE DO, WHICH COULD SEVERELY LIMIT OUR PROPOSED SALES AND REVENUES.

We believe our golf travel packages are unique and desirable; however, we currently have no patents or trademarks for our packages or brand name. As business operations become established, we may seek such protection; however, we currently have no plans to do so. Since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design or functionality, golf travel package information or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

WEATHER CONDITIONS CAN AFFECT THE GOLF TRAVEL INDUSTRY WHICH COULD REDUCE THE AVAILABILITY OF OUR SERVICES AND LIMIT OUR PROPOSED SALES AND REVENUE.

Weather conditions, such as rain, may affect the time available for the use of our services. The rainy season in Thailand is generally from June through to September. It can vary by location; Samui is rainy in October, November and half of December. Most days there are downpours, and the timing is unpredictable, but they tend to last not more than an hour. However, the rain very rarely leads to abandonment of the game, and after taking some shelter, the game can be resumed as the courses dry out remarkably quick. If our available days on the golf course are reduced, we may not be able to schedule enough of our packages to be profitable, which could adversely affect our operating results.

OUR BUSINESS OPERATIONS COULD BE SEVERELY IMPACTED OR SHUT DOWN AS A RESULT OF POLITICAL OR ECONOMIC INSTABILITY AND/OR TERRORIST ACTIVITIES, WHICH COULD RESULT IN A TOTAL LOSS OF ANY INVESTMENT YOU MAKE IN OUR SHARES.

The terrorist situation in southern Thailand has worsened, the government has issued statements with concerns that the violence is expected to intensify in the south after recent Muslim deaths amid a violent backlash from militants. Tight control by the government helps to limit internal interracial tensions, however, any terrorist or threatened terrorist activities in or near where we offer our travel packages could severely restrict our business operations and reduce possible revenues. At this time, there are no threats or pending threats to the areas where we plan to conduct our operations or where the courses are located. Any adverse changes to the current economy, political climate, currency, environment for foreign businesses or security could result in the closure of our business and loss of revenues.

WE ARE SUBJECT TO THE MANY RISKS OF DOING BUSINESS INTERNATIONALLY, INCLUDING BUT NOT LIMITED TO THE DIFFICULTY OF ENFORCING LIABILITIES IN FOREIGN JURISDICTIONS.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we are registered as a foreign corporation doing business in Thailand and are subject to the local laws of Thailand governing investors' ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Thai courts having jurisdiction without reexamination of the merits of the case.

Since our officer and director resides outside the United States, substantially all or a portion of his assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon him or to enforce against him judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States.

BECAUSE WE OPERATE IN A FOREIGN COUNTRY, OUR BUSINESS IS SUBJECT TO FOREIGN CURRENCY FLUCTUATIONS AND RISKS WHICH COULD SEVERELY IMPACT OUR REVENUES AND RESULTS OF OPERATIONS.

A portion of our business will be conducted in a currency other than the U.S. Dollar, however, the Thai Baht has traded in a fairly narrow range over the past several years, so we currently only have limited exposure to exchange rate fluctuations. At some point in the future, the exchange rate could fluctuate substantially more which would cause us exposure to exchange rate risk, as our profits would then be subject to exchange rate fluctuations. Any broad-based regional currency crisis - possibly caused by a revaluation of the Chinese Renminbi - could cause a major shift in the exchange rate, as could a dramatic collapse of the US dollar. If in the future, there are much wider fluctuations in the exchange rate, we may attempt to reduce our transaction and translation gains and losses associated with converting foreign currency into U.S. Dollars by entering into foreign exchange forward contracts to hedge certain transaction and translation exposures.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President, Robin Mulholland on a rent free basis during our development stage. The office is at 28/14 Moo 3, Bophut, Koh Samui, Suratthani, Thailand 84320. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

SECTION 16(A)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $13,156 and $852 for the years ended August 31, 2008 and 2007, respectively. These expenses consisted of general and administrative expenses.

At August 31, 2008, we had cash on hand of $37,993 and no outstanding liabilities.

Cash provided by financing activities from inception through August 31, 2008 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2008.

                     Balance Sheet Data:           8/31/08
                     -------------------           -------
                     Cash                          $37,993
                     Total assets                  $37,993
                     Total liabilities             $     0
                     Shareholders' equity          $37,993

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $37,993 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our twelve month budget is based on minimum operations which will be completely funded by the $40,000 raised through our offering. We estimate sales to begin during the fourth quarter of 2008 and reach a level to sustain daily operations by the first or second quarter of 2009. We will continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

OCTOBER - NOVEMBER 2008

* We will continue to customize the golf packages offering low, med and high pricing based on the rates established with our golf, hotel and transportation suppliers. We anticipate that many North American customers are sensitive to travel accommodations and expect a much higher service/amenity experience. This is why we will focus on developing a close relationship with the more expensive/exclusive hotels in Bangkok, Phuket and Koh Samui. We also anticipate that these same customers are more flexible with their golfing requirements and as such, will be interested in playing different golf courses that provide a variety of experiences and varying price levels; including, scenery, proximity, amenities and playability.

* We are currently working with our website developer to launch an updated version of our corporate website with Paypal features as well as optimizing it for better search engine placement as part of our internet marketing strategy.

* We will start direct marketing to golf contacts at North American golf courses via email and mail outs promoting the packages and website www.thailandgolfcentral.com. We also plan to market in golf magazines distributed to courses. We will target golf courses and magazines that are located on the West Coast of North America, because we feel that potential customers living on the West Coast are more likely to be familiar with Asia (more specifically Thailand) and the travel time and associated logistics with a golf vacation in Thailand are will be more easily acceptable.

* We plan to co-ordinate booking requests received from customers. This would include hotel reservations, golf course bookings and transportation details. We will evaluate requirements from various potential customers and analyze the demands of different packages; including certain hotels and golf courses. If deemed necessary, we will make changes to our golf packages as per analysis of demand and feedback from clients.

* We will also start to identify golf courses and hotels in the Huan Hin region as a golf destination and contact them for pricing.

DECEMBER 2008 - MARCH 2009

* We will continue to monitor the success of our marketing efforts to the West Coast of North America.

* We will commence our marketing programs to the East Coast of North America and leverage off of our efforts and experience gained through the marketing programs on the West Coast. We will direct market to golf contacts at golf courses in this region via email, as well as send mail outs promoting the packages and our website at www.thailandgolfcentral.com. The weather in the North Eastern region of North America is generally very cold during this period and we anticipate that we will be able to generate some interest from potential golfers in this region that have desire to golf and are seeking a sunny destination that can provide a great golfing experience.

* We will commence marketing programs in Asia, with a focus on Hong Kong, Malaysia and Singapore. All three of these Asian countries are in close proximity and provide regular transportation access to Thailand as well as direct flights to all our golf destinations(Bangkok, Phuket and Koh Samui) thereby minimizing travel time and travel inconeviences. We believe that potential customers in these countries are familiar with Thailand and with the prices our golf and hotel packages being considerably lower than in these expensive countries, the opportunity to experience a golf vacation in exotic locations within Thailand will be in great demand. Our marketing efforts will be similar to that in North America, but we will research the different opportunities to advertise directly in golf and travel publications in the different countries. English is the "business" language in Hong Kong, Malaysia and Singapore and as a result we feel that we will not need to have any of our marketing efforts translated into another language.

* We will continue coordinating bookings and packages for this peak season which we estimate will be January through March 2009.

APRIL - SEPTEMBER 2009

* We will continue to monitor the success of our marketing efforts in North America and Asia.

* We will leverage off of our marketing experience in North America and Asia; and increase our Asian coverage commencing a marketing program in Korea, Japan and Taiwan. These countries are again not far from Thailand and have regular transportation access, with direct flights to both Bangkok and Phuket, minimizing travel time and transportation connection issues. Golf in these countries is also very popular but very expensive and our packages will entice many of them to experience an affordable golf holiday in a tropical paradise. These countries are also familiar with their Asian neighbor Thailand and the tropical climate, friendly people, world class beaches and plethora of outstanding international restaurants. It will incorporate direct mail, advertising and internet/email components - utilizing strategies that have been effective in our North American and first Asian marketing efforts. Translation to their local languages in our marketing material might be needed as English is not utilized in business as much as our first Asian markets.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
        * 2667 CAMINO DEL RIO S. SUITE B * SAN DIEGO * CALIFORNIA 92108 *
     * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Sanook Enterprises, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sanook Enterprises, Inc. (A Development Stage "Company") as of August 31, 2008 and 2007 and the related financial statements of operations, changes in shareholders' equity and cash flows for the years ended August 31, 2008 and 2007, and for the period from September 28, 2006 (inception) to August 31, 2008. These financial statements are the responsibility of the Company's management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanook Enterprises, Inc. as of August 31, 2008 and 2007, and the results of its operation and its cash flows for the years ended August 31, 2008 and 2007, and for the period from September 28, 2006 (inception) to August 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang G. Park
------------------------------
CHANG G. PARK, CPA

October 3, 2008
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  August 31,         August 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 37,993           $ 11,380
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 37,993             11,380
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 37,993           $ 11,380
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    232
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                232
                                                                   --------           --------

      TOTAL LIABILITIES                                                  --                232

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 and 6,000,000 shares issued and
   outstanding as of August 31, 2008 and August 31, 2007             10,000              6,000
  Additional paid-in capital )                                       42,000              6,000
  Deficit accumulated during development stage                      (14,007)              (852)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           37,993             11,148
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 37,993           $ 11,380
                                                                   ========           ========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                        September 28, 2006
                                                                                           (inception)
                                                 Year ended           Year ended             through
                                                  August 31,           August 31,           August 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                    10,000                   --               10,000
GENERAL & ADMINISTRATIVE EXPENSES                     3,156                  852                4,007
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (13,156)                (852)             (14,007)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (13,156)          $     (852)          $  (14,007)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        6,841,530            3,473,373
                                                 ==========           ==========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From September 28, 2006 (Inception) through August 31, 2008
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========

Stock issued for cash on June 16, 2008
 @ $0.002 per share                              4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2008                        10,000,000     $10,000       $42,000       $(14,008)     $ 37,993
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 28, 2006
                                                                                                       (inception)
                                                                 Year ended         Year ended           through
                                                                  August 31,         August 31,         August 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(13,156)          $   (852)          $(14,007)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                  (232)               232                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (13,387)              (620)           (14,007)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           4,000              6,000             10,000
  Additional paid-in capital                                        36,000              6,000             42,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       40,000             12,000             52,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     26,613             11,380             37,993

CASH AT BEGINNING OF PERIOD                                         11,380                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 37,993           $ 11,380           $ 37,993
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Sanook Enterprises, Inc. (the Company) was incorporated under the laws of the State of Nevada on September 28, 2006. The Company was formed 0o engage in providing customers with custom golf packages at different locations in Thailand.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and partial development of its website. The Company has not commenced operations.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

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

F. NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to August 31, 2008 and generated a net loss of $14,007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the company's current cash of $37,993 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                           As of August 31, 2008
                                                           ---------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 4,762
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                      4,762
     Valuation allowance                                           (4,762)
                                                                  -------

     Net deferred tax assets                                      $     0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2008, the Company has a net operating loss carryforwards of approximately $14,007. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2008 the Company had 10,000,000 shares of common stock issued and outstanding.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2008
--------------------------------------------------------------------------------

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classe of capital stock as of August 31, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 10,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act." This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

     Name and Address                  Age             Position(s)
     ----------------                  ---             -----------

     Robin Mulholland                  40         President, Secretary,
     #3 67/5 Soi Mod Yim                          Chief Financial Officer,
     Bophut, Koh Samui                            Chief Executive Officer,
     Suratthani 84320 Thailand                    Sole Director

The person named above has held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officer and director is our only officer, director, promoter and control person.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Mr. Robin Mulholland has been president and CEO and Chairman of the Board of Directors of the company since inception. From January 1993 to December 1997, he was the General Manager of Meadowlands Golf and Country Club, a public golf course in Chilliwack, BC, Canada. From January 1997 to November 2002, he was the General Manager of Tsawwassen Golf and Country Club, a public Golf Course in Delta, BC, Canada. From March 2003 to the present he has been a partner and General Manager in Samui Beach Apartments in Koh Samui, Suratthani, Thailand. From September 2005 to the present he has been owner and managing director of Samui Mulholland Enterprises Co., Ltd.

Mr. Mulholland attended the University of British Columbia and received a Bachelors of Commerce in Finance and Urban Land in 1991.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Currently, our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Robin           2008     0          0           0          0           0            0             0         0
Mulholland,     2007     0          0           0          0           0            0             0         0
President,      2006     0          0           0          0           0            0             0         0
CEO, CFO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Robin          0              0              0           0           0           0           0            0            0
Mulholland

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Robin               0          0           0             0               0              0             0
Mulholland

OPTION GRANTS. There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE. There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS. There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

EMPLOYMENT AGREEMENTS

We do not have any employment agreements in place with our sole officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

      Name and Address                    No. of             Percentage
     of Beneficial Owner                  Shares            of Ownership
     -------------------                  ------            ------------

     Robin Mulholland                    6,000,000               60%
     #3 67/5 Soi Mod Yim
     Bophut, Koh Samui
     Suratthani 84320 Thailand

     All Officers and
     Directors as a Group                6,000,000               60%

FUTURE SALES BY EXISTING STOCKHOLDER

A total of 6,000,000 shares have been issued to our sole officer and director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, such shares cannot be publicly sold until such a time as the company ceases to be considered a shell company. The securities can be resold only through a resale registration statement, unless certain conditions are met. These conditions are:

     1.   the issuer of the securities has ceased to be a shell company;
     2. the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

     3. the issuer has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and

     4. one year has elapsed since the issuer has filed current "Form 10 information" with the Commission reflecting its status as an entity that is no longer a shell company.

If these conditions are satisfied, then the securities can be sold subject to all other applicable Rule 144 conditions, which include:

     1. There must be adequate current information about the issuer of the securities before the sale can be made. This generally means that the issuer has complied with the periodic reporting requirements of the Exchange Act.
     2. A volume restriction of the greater of 1% or the average reported weekly trading volume during the four weeks preceding the filing a notice of sale on Form 144.
     3. The sales must be handled in all respects as routine trading transactions, and brokers may not receive more than a normal commission. Neither the seller nor the broker can solicit orders to buy the securities.
     4. The seller must file a notice with the SEC on Form 144 if the sale involves more than 5,000 shares or the aggregate dollar amount is greater than $50,000 in any three-month period. The sale must take place within three months of filing the Form and, if the securities have not been sold, an amended notice must be filed.

Any sale of shares held by our officer and director may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our sole officer and director does not have any current plans to sell his shares once all condition of Rule 144 are met.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robin Mulholland is our sole officer and director. We are currently operating out of the premises of Mr. Mulholland, the officer and director of our Company, on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On September 28, 2006 the Company issued a total of 2,500,000 shares of common stock to Mr. Mulholland for cash at $0.002 per share for a total of $5,000. On May 30, 2007 the Company issued him an additional 3,500,000 shares of common stock for cash at $0.002 per share for a total of $7,000.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $8,500, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2008.

There were no fees charged to the company for audit services, audit-related services, tax services or other services for the year ended April 30, 2007.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                        Description
     ------                        -----------

       3(i)                 Articles of Incorporation*
       3(ii)                Bylaws*
      31.1                  Sec. 302 Certification of CEO
      31.2                  Sec. 302 Certification of CFO
      32.1                  Sec. 906 Certification of CEO
      32.2                  Sec. 906 Certification of CFO

----------
* Included in our SB-2 filing under Commission File Number 333-149114.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 17, 2008                    Sanook Enterprises, Inc., Registrant


                                     By: /s/ Robin Mulholland
                                         ---------------------------------------
                                         Robin Mulholland, President, Secretary,
                                         Treasurer, Chief Executive Officer,
                                         Chief Financial Officer and
                                         Principal Accounting Officer and
                                         Sole Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


/s/ Robin Mulholland         Chief Executive Officer           November 17, 2008
--------------------         -----------------------           -----------------
Robin Mulholland                      Title                          Date


/s/ Robin Mulholland         Chief Financial Officer           November 17, 2008
--------------------         -----------------------           -----------------
Robin Mulholland                      Title                          Date


/s/ Robin Mulholland         Principal Accounting Officer      November 17, 2008
--------------------         ----------------------------      -----------------
Robin Mulholland                      Title                          Date