Form 10-Q
period 2008-11-30
Sanook Enterprises, Inc.
filed 2008-12-29
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                        Commission file number 333-149114


                            SANOOK ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   28/14 Moo 3
                                Bophut, Koh Samui
                           Suratthani, Thailand 84320
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of December 15, 2008.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  November 30,        August 31,
                                                                     2008               2008
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 32,792           $ 37,993
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 32,792             37,993
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 32,792           $ 37,993
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

     TOTAL LIABILITIES                                                   --                 --

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of November 30, 2008 and August 31, 2008                       10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (19,208)           (14,007)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           32,792             37,993
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 32,792           $ 37,993
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                     September 28, 2006
                                            Three Months          Three Months          (inception)
                                               ended                 ended                through
                                             November 30,          November 30,         November 30,
                                                2008                  2007                 2008
                                             -----------           -----------          -----------
REVENUES
  Revenues                                   $        --           $        --          $        --
                                             -----------           -----------          -----------
TOTAL REVENUES                                        --                    --                   --

OPERATING EXPENSES
  General & Administrative Expenses                1,201                    --                5,208
  Professional Fees                                4,000                    --               14,000
                                             -----------           -----------          -----------
TOTAL OPERATING EXPENSES                           5,201                    --               19,208
                                             -----------           -----------          -----------

NET INCOME (LOSS)                            $    (5,201)                   --          $   (19,208)
                                             ===========           ===========          ===========

BASIC EARNINGS PER SHARE                     $      0.00           $        --
                                             ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    10,000,000             6,000,000
                                             ===========           ===========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From September 28, 2006 (Inception) through November 30, 2008
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========

Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993

Net loss, November 30, 2008                                                                  (5,201)       (5,201)
                                                ----------     -------       -------       --------      --------

BALANCE, NOVEMBER 30, 2008 (UNAUDITED)          10,000,000     $10,000       $42,000       $(19,208)     $ 32,792
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                    September 28, 2006
                                                                Three Months       Three Months        (inception)
                                                                   ended              ended              through
                                                                 November 30,       November 30,       November 30,
                                                                    2008               2007               2008
                                                                  --------           ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (5,201)          $      --          $(19,208)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
                                                                  --------           ---------          --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (5,201)                 --           (19,208)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                  --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                  --            10,000
  Additional paid-in capital                                            --                  --            42,000
                                                                  --------           ---------          --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                  --            52,000
                                                                  --------           ---------          --------

NET INCREASE (DECREASE) IN CASH                                     (5,201)                 --            32,792

CASH AT BEGINNING OF PERIOD                                         37,993              11,380                --
                                                                  --------           ---------          --------

CASH AT END OF PERIOD                                             $ 32,792           $  11,380          $ 32,792
                                                                  ========           =========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $      --          $     --
                                                                  ========           =========          ========

  Income Taxes                                                    $     --           $      --          $     --
                                                                  ========           =========          ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to November 30, 2008 and generated a net loss of $19,208. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the company's current cash of $32,792 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                         As of November 30, 2008
                                                         -----------------------
                Deferred tax assets:
     Net operating tax carryforwards                            $ 6,531
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                    6,531
     Valuation allowance                                         (6,531)
                                                                -------

     Net deferred tax assets                                    $     0
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

NOTE 7. NET OPERATING LOSSES

As of November 30, 2008, the Company has a net operating loss carryforwards of approximately $19,208. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008
--------------------------------------------------------------------------------


NOTE 8. STOCK TRANSACTIONS (CONTINUED)

On May 30, 2007 the Company issued a total of 3,500,000 shares of common stock to one director for cash at $0.002 per share for a total of $7,000.

On June 16, 2008, management completed its SB-2 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

As of November 30, 2008 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of November 30, 2008:

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

We incurred operating expenses of $5,201 and $0 for the three months ended November 30, 2008 and 2007, respectively. These expenses consisted of general and administrative expenses.

At November 30, 2008, we had cash on hand of $32,792 and no outstanding liabilities.

Cash provided by financing activities from inception through November 30, 2008 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through November 30, 2008.

                     Balance Sheet Data:           11/30/08
                     -------------------           --------

                     Cash                          $32,792
                     Total assets                  $32,792
                     Total liabilities             $     0
                     Shareholders' equity          $32,792

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $32,792 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our twelve month budget is based on minimum operations which will be completely funded by the $40,000 raised through our offering. We estimate sales to begin during the first quarter of 2009 and reach a level to sustain daily operations by the second quarter of 2009. Thailand has experienced tremendous social and political unrest over the last couple months and as a result, tourism in Thailand has suffered. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

DECEMBER 2008 - MARCH 2009

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

As of November 30, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2008.

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

                                    Sanook Enterprises, Inc., Registrant


December 29, 2008                   By: /s/ Robin Mulholland
                                       -----------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer