Form 10-Q
period 2009-02-28
Sanook Enterprises, Inc.
filed 2009-04-09
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of April 9, 2009

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  February 28,        August 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 29,904           $ 37,993
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 29,904             37,993
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 29,904           $ 37,993
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

      TOTAL LIABILITIES                                                  --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of February 28, 2009 and August 31, 2008                       10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (22,096)           (14,007)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           29,904             37,993
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 29,904           $ 37,993
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      September 28, 2006
                                     Three Months     Three Months      Six Months      Six Months       (inception)
                                        ended            ended            ended           ended            through
                                     February 28,     February 29,     February 28,    February 29,      February 28,
                                        2009             2008             2009            2008              2009
                                     -----------      -----------      -----------     -----------       -----------
REVENUES
  Revenues                           $        --      $        --      $        --     $        --       $        --
                                     -----------      -----------      -----------     -----------       -----------
TOTAL REVENUES                                --               --               --              --                --

OPERATING EXPENSES
  General & Administrative Expenses          889            1,835            2,089           1,835             6,096
  Professional Fees                        2,000            6,000            6,000           6,000            16,000
                                     -----------      -----------      -----------     -----------       -----------
TOTAL OPERATING EXPENSES                   2,889            7,835            8,089           7,835            22,096
                                     -----------      -----------      -----------     -----------       -----------

NET INCOME (LOSS)                    $    (2,889)     $    (7,835)     $    (8,089)    $    (7,835)      $   (22,096)
                                     ===========      ===========      ===========     ===========       ===========

BASIC EARNINGS PER SHARE             $      0.00      $      0.00      $      0.00     $      0.00
                                     ===========      ===========      ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            10,000,000        6,000,000       10,000,000       6,000,000
                                     ===========      ===========      ===========     ===========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From September 28, 2006 (Inception) through February 28, 2009
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========

Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993
                                                ==========     =======       =======       ========      ========

Net loss, February 28, 2009                                                                  (8,089)       (8,089)
                                                ----------     -------       -------       --------      --------

BALANCE, FEBRUARY 28, 2009 (UNAUDITED)          10,000,000     $10,000       $42,000       $(22,096)     $ 29,904
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                     September 28, 2006
                                                                   Six Months         Six Months        (inception)
                                                                     ended              ended             through
                                                                  February 28,       February 29,       February 28,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (8,089)          $ (7,835)          $(22,096)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,089)            (7,835)           (22,096)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             10,000
  Additional paid-in capital                                             --                 --             42,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             52,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (8,089)            (7,835)            29,904

CASH AT BEGINNING OF PERIOD                                          37,993             11,380                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 29,904           $  3,545           $ 29,904
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009


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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009


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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009


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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to February 28, 2009 and generated a net loss of $22,096. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the company's current cash of $29,904 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 6. INCOME TAXES

                                                         As of February 28, 2009
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 7,513
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     7,513
     Valuation allowance                                          (7,513)
                                                                 -------

     Net deferred tax assets                                     $     0
                                                                 =======

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2009


NOTE 6. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of February 28, 2009, the Company has a net operating loss carryforwards of approximately $22,096. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of February 28, 2009 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of February 28, 2009:

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

We incurred operating expenses of $2,889 and $7,835 for the three months ended February 28, 2009 and February 29, 2008, respectively. These expenses consisted of general and administrative expenses.

At February 28, 2009, we had cash on hand of $29,904 and no outstanding liabilities.

Cash provided by financing activities from inception through February 28, 2009 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through February 28, 2009:

                     Balance Sheet Data:          2/28/2009
                     -------------------          ---------

                     Cash                          $29,904
                     Total assets                  $29,904
                     Total liabilities             $     0
                     Shareholders' equity          $29,904

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $29,904 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our twelve month budget is based on minimum operations which will be completely funded by the $40,000 raised through our offering. We estimate sales to begin during the second quarter of 2009 and reach a level to sustain daily operations by the third quarter of 2009. In addition to the global economic crisis, Thailand has experienced tremendous social and political unrest over the last many months and as a result, tourism in Thailand has suffered. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

APRIL 2009 - JUNE 2009

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

* We continue to work with our website developer to update our corporate website, as well as continually optimizing it for better search engine placement as part of our internet marketing strategy.

* We will continue to monitor the success of our marketing efforts to the West Coast of North America.

* We will commence our marketing programs to the East Coast of North America and leverage off of our efforts and experience gained through the marketing programs on the West Coast. We will direct market to golf contacts at golf courses in this region via email and direct them to our website at www.thailandgolfcentral.com. The weather in the North Eastern region of North America is generally very cold during this period and we anticipate that we will be able to generate some interest from potential golfers in this region that have desire to golf and are seeking a sunny destination that can provide a great golfing experience.

* We will commence marketing programs in Asia, with a focus on Hong Kong, Malaysia and Singapore. All three of these Asian countries are in close proximity and provide regular transportation access to Thailand as well as direct flights to all our golf destinations (Bangkok, Phuket and Koh Samui) thereby minimizing travel time and travel inconveniences. We believe that potential customers in these countries are familiar with Thailand and with the prices our golf and hotel packages being considerably lower than in these expensive countries, the opportunity to experience a golf vacation in exotic locations within Thailand will be in great demand. Our marketing efforts will be similar to that in North America, but we will research the different opportunities to advertise directly in golf and travel publications in the different countries. English is the "business" language in Hong Kong, Malaysia and Singapore and as a result we feel that we will not need to have any of our marketing efforts translated into another language.

* We will continue coordinating bookings and packages for this peak season which we estimate will be April through June 2009.

JULY - SEPTEMBER 2009

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

As of February 28, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2009.

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

                                   Sanook Enterprises, Inc., Registrant


April 9, 2009                      By: /s/ Robin Mulholland
                                       -----------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer