Form 10-Q
period 2009-05-31
Sanook Enterprises, Inc.
filed 2009-07-13
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of July 13, 2009

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    May 31,           August 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 27,436           $ 37,993
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 27,436             37,993
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 27,436           $ 37,993
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

      TOTAL LIABILITIES                                                  --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of May 31, 2009 and August 31, 2008                            10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (24,564)           (14,007)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           27,436             37,993
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 27,436           $ 37,993
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                            September 28, 2006
                                       Three Months      Three Months      Nine Months       Nine Months       (inception)
                                          ended             ended             ended             ended           through
                                         May 31,           May 31,           May 31,           May 31,           May 31,
                                          2009              2008              2009              2008              2009
                                       -----------       -----------       -----------       -----------       -----------
REVENUES
  Revenues                             $        --       $        --       $        --       $        --       $        --
                                       -----------       -----------       -----------       -----------       -----------
TOTAL REVENUES                                  --                --                --                --                --

OPERATING EXPENSES
  General & Administrative Expenses            467               459             2,557             2,294             6,564
  Professional Fees                          2,000             2,000             8,000             8,000            18,000
                                       -----------       -----------       -----------       -----------       -----------
TOTAL OPERATING EXPENSES                     2,467             2,459            10,557            10,294            24,564
                                       -----------       -----------       -----------       -----------       -----------

NET INCOME (LOSS)                      $    (2,467)      $    (2,459)      $   (10,557)      $   (10,294)      $   (24,564)
                                       ===========       ===========       ===========       ===========       ===========

BASIC EARNINGS PER SHARE               $      0.00       $      0.00       $      0.00       $      0.00
                                       ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              10,000,000         6,000,000        10,000,000         6,000,000
                                       ===========       ===========       ===========       ===========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From September 28, 2006 (Inception) through May 31, 2009
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========

Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993
                                                ==========     =======       =======       ========      ========

Net loss, May 31, 2009                                                                      (10,557)      (10,557)
                                                ----------     -------       -------       --------      --------

BALANCE, MAY 31, 2009 (UNAUDITED)               10,000,000     $10,000       $42,000       $(24,564)     $ 27,436
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                     September 28, 2006
                                                                  Nine Months        Nine Months        (inception)
                                                                     ended              ended            through
                                                                    May 31,            May 31,            May 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(10,557)          $(10,294)          $(24,564)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (10,557)           (10,294)           (24,564)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             10,000
  Additional paid-in capital                                             --                 --             42,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             52,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (10,557)           (10,294)            27,436

CASH AT BEGINNING OF PERIOD                                          37,993             11,380                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 27,436           $  1,086           $ 27,436
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sanook Enterprises, Inc. (the Company) was incorporated under the laws of the State of Nevada on September 28, 2006. The Company was formed to engage in providing customers with custom golf packages at different locations in Thailand.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and ongoing development of its website. The Company has commenced limited operations.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2009
--------------------------------------------------------------------------------

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

F. NEW ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to May 31, 2009 and generated a net loss of $24,564. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the company's current cash of $27,436 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 6. INCOME TAXES

                                                              As of May 31, 2009
                                                              ------------------
     Deferred tax assets:
       Net operating tax carryforwards                             $ 8,352
       Other                                                             0
                                                                   -------
       Gross deferred tax assets                                     8,352
       Valuation allowance                                          (8,352)
                                                                   -------

       Net deferred tax assets                                     $     0
                                                                   =======

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (CONTINUED)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of May 31, 2009, the Company has a net operating loss carryforwards of approximately $24,564. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of May 31, 2009 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of May 31, 2009:

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

We incurred operating expenses of $2,467 and $2,459 for the three months ended May 31, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses.

At May 31, 2009, we had cash on hand of $27,436 and no outstanding liabilities.

Cash provided by financing activities from inception through May 31, 2009 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through May 31, 2009:

                     Balance Sheet Data:          5/31/2009
                     -------------------          ---------

                     Cash                          $27,436
                     Total assets                  $27,436
                     Total liabilities             $     0
                     Shareholders' equity          $27,436

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $27,436 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our twelve month budget is based on minimum operations which will be completely funded by the $40,000 raised through our offering. We estimate sales to begin during the third quarter of 2009 and reach a level to sustain daily operations by the fourth quarter of 2009. In addition to the global economic crisis, Thailand continues to experience social and political unrest and as a result, tourism in Thailand continues to suffer. The global economic situation continues to be very difficult with most countries experiencing recession type struggles, which has been very detrimental to vacation travel. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

JULY 2009 - DECEMBER 2009

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

* We will continue to monitor the success of our limited marketing efforts to the West Coast of North America.

* We will continue with limited marketing programs in Asia, with a focus on Hong Kong, Malaysia and Singapore. All three of these Asian countries are in close proximity and provide regular transportation access to Thailand as well as direct flights to all our golf destinations (Bangkok, Phuket and Koh Samui) thereby minimizing travel time and travel inconveniences. We believe that potential customers in these countries are familiar with Thailand and with the prices our golf and hotel packages being considerably lower than in these expensive countries, the opportunity to experience a golf vacation in exotic locations within Thailand will be in great demand. Our marketing efforts will be similar to that in North America, but we will research the different opportunities to advertise directly in golf and travel publications in the different countries. English is the "business" language in Hong Kong, Malaysia and Singapore and as a result we feel that we will not need to have any of our marketing efforts translated into another language.

*    We will continue coordinating bookings and packages.

JANUARY 2010 - JUNE 2010

* We will continue to monitor the success of our marketing efforts in North America and Asia.

* We will leverage off of our marketing experience in North America and Asia; and we hope to increase our Asian coverage commencing a marketing program in Korea, Japan and Taiwan. These countries are again not far from Thailand and have regular transportation access, with direct flights to both Bangkok and Phuket, minimizing travel time and transportation connection issues. Golf in these countries is also very popular but very expensive and our packages will entice many of them to experience an affordable golf holiday in a tropical paradise. These countries are also familiar with their Asian neighbor Thailand and the tropical climate, friendly people, world class beaches and plethora of outstanding international restaurants. It will incorporate direct mail, advertising and internet/email components - utilizing strategies that have been implemented in our North American and first Asian marketing efforts. Translation to their local languages in our marketing material might be needed as English is not utilized in business as much as our first Asian markets.

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

As of May 31, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 2009.

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

                                   Sanook Enterprises, Inc., Registrant


July 13, 2009                      By: /s/ Robin Mulholland
                                       -----------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer