Form 10-K
period 2009-08-31
Sanook Enterprises, Inc.
filed 2009-11-25
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2009

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

                         Resident Agents of Nevada, Inc.
                           711 S. Carson Street, Ste 4
                            Carson City, Nevada 89701
                                  775 882 4641
            (Name, address and telephone number of agent for service)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 25, 2009, the registrant had 10,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 20, 2009.

                            SANOOK ENTERPRISES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                       8
Item 2.  Properties                                                        11
Item 3.  Legal Proceedings                                                 11
Item 4.  Submission of Matters to a Vote of Securities Holders             11

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                 12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                             13
Item 8.  Financial Statements                                              17
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          27
Item 9A. Controls and Procedures                                           27

                                    Part III

Item 10. Directors and Executive Officers                                  29
Item 11. Executive Compensation                                            30
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   31
Item 13. Certain Relationships and Related Transactions                    32
Item 14. Principal Accounting Fees and Services                            33

                                     Part IV

Item 15. Exhibits                                                          33

Signatures                                                                 34

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

All written forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT OUR COMPANY

Sanook Enterprises was incorporated in the State of Nevada on September 28, 2006. We were formed to market golf travel packages in Thailand. Sanook will recommend golf packaged tours at any of the golf Thailand destinations, or create a custom package tour for the client, combining two, or more locations if desired. We initially planned to market our golf packages to North America via a website, direct mail and through relationships that our Director, Robin Mulholland has developed from his years of experience in the golf industry.

We are a development stage company and have not yet opened for business or generated any revenues. Our limited operations have consisted of the formation of our business plan, identification of our target market, fund raising and marketing programs. In addition to the global economic crisis, Thailand continues to experience social and political unrest and as a result, tourism in Thailand continues to suffer. The global economic situation continues to be very difficult with most countries experiencing recession type struggles, which has been very detrimental to vacation travel. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. Currently our President devotes approximately 10 hours a week to the company. We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $24,931.

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

Our business plan does not provide for the hiring of any additional employees until sales will support the expense. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Robin Mulholland. While he has business experience including management and accounting, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN OUR SHARES IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated in September 2006; and we have not yet realized any revenues. We have limited operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of investor's shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are currently listed for quotation on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "SOKE". There has been no active trading of our shares as of the date of this report.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $13,142 and $13,156 for the years ended August 31, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses.

At August 31, 2009, we had cash on hand of $24,931 and $80 in outstanding liabilities.

Cash provided by financing activities from inception through August 31, 2009 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2009.

                     Balance Sheet Data:           8/31/09
                     -------------------           -------

                     Cash                          $24,931
                     Total assets                  $24,931
                     Total liabilities             $    80
                     Shareholders' equity          $24,851

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $24,931 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our twelve month budget is based on minimum operations which will be completely funded by the $40,000 raised through our offering. We estimate sales to begin during the first quarter of 2010 and reach a level to sustain daily operations by the third quarter of 2010. In addition to the global economic crisis, Thailand continues to experience social and political unrest and as a result, tourism in Thailand continues to suffer. The global economic situation continues to be very difficult with most countries experiencing recession type struggles, which has been very detrimental to vacation travel. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

DECEMBER 2009 - MARCH 2010

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

APRIL 2010 - JUNE 2010

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

Our financial resources continue to diminish and we have not been able to generate any revenues. We will remain current in our corporate filings and obligations; while financial resources are available, we will continue to maintain operations and attempt to implement our corporate strategies as outlined above. We may decide that we cannot continue with our current business operations because of continued operational losses and or a lack of financial resources. In our efforts to enhance shareholder value we may investigate additional potential business opportunities that might be available to us. There can be no certainties that there will be any other business opportunities available; nor the nature of the business opportunity; nor any indication of the financial resources required of any possible business opportunity.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
        * 2667 CAMINO DEL RIO S. SUITE B * SAN DIEGO * CALIFORNIA 92108 *
                      * TELEPHONE (858)722-5953 * FAX (858)
                          761-0341 * FAX (858) 764-5480
                         *E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------


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


/s/ Chang G. Park
-----------------------------
CHANG G. PARK, CPA

October 3, 2008
San Diego, CA. 91910



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      As of              As of
                                                                    August 31,         August 31,
                                                                      2009               2008
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 24,931           $ 37,993
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                  24,931             37,993
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 24,931           $ 37,993
                                                                    ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                  $     80           $     --
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                                 80                 --
                                                                    --------           --------

      TOTAL LIABILITIES                                                   80                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 and 10,000,000 shares issued and
   outstanding as of August 31, 2009 and August 31, 2008              10,000             10,000
  Additional paid-in capital )                                        42,000             42,000
  Deficit accumulated during development stage                       (27,149)           (14,007)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            24,851             37,993
                                                                    --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 24,931           $ 37,993
                                                                    ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                          September 28, 2006
                                                                                             (inception)
                                                 Year ended            Year ended              through
                                                  August 31,            August 31,            August 31,
                                                    2009                  2008                  2009
                                                 -----------           -----------           -----------
REVENUES
  Revenues                                       $        --           $        --           $        --
                                                 -----------           -----------           -----------
TOTAL REVENUES                                            --                    --                    --

PROFESSIONAL FEES                                     10,000                10,000                20,000
GENERAL & ADMINISTRATIVE EXPENSES                      3,142                 3,156                 7,149
                                                 -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (13,142)              (13,156)              (27,149)
                                                 -----------           -----------           -----------

NET INCOME (LOSS)                                $   (13,142)          $   (13,156)          $   (27,149)
                                                 ===========           ===========           ===========

BASIC EARNINGS PER SHARE                         $     (0.00)          $     (0.00)
                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        10,000,000             6,841,530
                                                 ===========           ===========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From September 28, 2006 (Inception) through August 31, 2009
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========

Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2009                                                                   (13,142)      (13,142)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2009                        10,000,000     $10,000       $42,000       $(27,149)     $ 24,851
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     September 28, 2006
                                                                                                        (inception)
                                                                  Year ended         Year ended           through
                                                                   August 31,         August 31,         August 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(13,142)          $(13,156)          $(27,149)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase in Accounts Payable                                        80               (232)                80
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (13,062)           (13,387)           (27,069)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --              4,000             10,000
  Additional paid-in capital                                             --             36,000             42,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             40,000             52,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (13,062)            26,613             24,931

CASH AT BEGINNING OF YEAR                                            37,993             11,380                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 24,931           $ 37,993           $ 24,931
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

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

F. NEW ACCOUNTING PRONOUNCEMENTS:

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to August 31, 2009 and generated a net loss of $27,149. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the company's current cash of $24,931 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 6. INCOME TAXES

                                                           As of August 31, 2009
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 9,230
       Other                                                           0
                                                                 -------
       Gross deferred tax assets                                   9,230
       Valuation allowance                                        (9,230)
                                                                 -------

       Net deferred tax assets                                   $     0
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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2009
--------------------------------------------------------------------------------

NOTE 7. NET OPERATING LOSSES

As of August 31, 2009, the Company has a net operating loss carryforwards of approximately $24,931. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2009 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classe of capital stock as of August 31, 2009:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 10,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

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

The name, address, age and position of our officer and director is set forth below:

     Name and Address                  Age             Position(s)
     ----------------                  ---             -----------

     Robin Mulholland                  41         President, Secretary,
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Robin           2009     0          0           0          0           0            0             0         0
Mulholland,     2008     0          0           0          0           0            0             0         0
President,      2007     0          0           0          0           0            0             0         0
CEO, CFO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $10,000, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2009.

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

November 25, 2009                    Sanook Enterprises, Inc., Registrant


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


/s/ Robin Mulholland         Chief Executive Officer           November 25, 2009
--------------------         -----------------------           -----------------
Robin Mulholland                      Title                          Date


/s/ Robin Mulholland         Chief Financial Officer           November 25, 2009
--------------------         -----------------------           -----------------
Robin Mulholland                      Title                          Date


/s/ Robin Mulholland         Principal Accounting Officer      November 25, 2009
--------------------         ----------------------------      -----------------
Robin Mulholland                      Title                          Date