Form 10-Q
period 2009-11-30
Sanook Enterprises, Inc.
filed 2010-01-12
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of January 7, 2010.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   As of             As of
                                                                November 30,       August 31,
                                                                   2009               2009
                                                                 --------           --------
                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $ 19,936           $ 24,931
                                                                 --------           --------
TOTAL CURRENT ASSETS                                               19,936             24,931
                                                                 --------           --------

      TOTAL ASSETS                                               $ 19,936           $ 24,931
                                                                 ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                               $     80           $     80
                                                                 --------           --------
TOTAL CURRENT LIABILITIES                                              80                 80

      TOTAL LIABILITIES                                                80                 80

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of November 30, 2009 and August 31, 2009                     10,000             10,000
  Additional paid-in capital                                       42,000             42,000
  Deficit accumulated during development stage                    (32,144)           (27,149)
                                                                 --------           --------
TOTAL STOCKHOLDERS' EQUITY                                         19,856             24,851
                                                                 --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 19,936           $ 24,931
                                                                 ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                        September 28, 2006
                                             Three Months           Three Months           (inception)
                                                ended                  ended                 through
                                             November 30,           November 30,           November 30,
                                                 2009                   2008                   2009
                                             ------------           ------------           ------------
REVENUES
  Revenues                                   $         --           $         --           $         --
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                     --

OPERATING EXPENSES
  General & Administrative Expenses                   995                  1,201                  8,144
  Professional Fees                                 4,000                  4,000                 24,000
                                             ------------           ------------           ------------
TOTAL OPERATING EXPENSES                            4,995                  5,201                 32,144
                                             ------------           ------------           ------------

NET INCOME (LOSS)                            $     (4,995)          $     (5,201)          $    (32,144)
                                             ============           ============           ============

BASIC EARNINGS PER SHARE                     $       0.00           $       0.00
                                             ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     10,000,000             10,000,000
                                             ============           ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From September 28, 2006 (Inception) through November 30, 2009
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========
Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2009                                                                   (13,142)      (13,142)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2009                        10,000,000      10,000        42,000        (27,149)       24,851
                                                ==========     =======       =======       ========      ========

Net loss, November 30, 2009                                                                  (4,995)       (4,995)
                                                ----------     -------       -------       --------      --------

BALANCE, NOVEMBER 30, 2009 (UNDAUDITED)         10,000,000     $10,000       $42,000       $(32,144)     $ 19,856
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                   September 28, 2006
                                                                Three Months       Three Months       (inception)
                                                                   ended              ended             through
                                                                November 30,       November 30,       November 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (4,995)          $ (5,201)          $(32,144)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                             --                 --                 80
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (4,995)            (5,201)           (32,064)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             10,000
  Additional paid-in capital                                            --                 --             42,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             52,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (4,995)            (5,201)            19,936

CASH AT BEGINNING OF PERIOD                                         24,931             37,993                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 19,936           $ 32,792           $ 19,936
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

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

B. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

NEW ACCOUNTING PRONOUNCEMENTS:

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.
This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to November 30, 2009 and generated a net loss of $32,144. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the company's current cash of $19,936 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                         As of November 30, 2009
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 10,929
       Other                                                           0
                                                                --------
       Gross deferred tax assets                                  10,929
       Valuation allowance                                       (10,929)
                                                                --------

       Net deferred tax assets                                  $      0
                                                                ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of November 30, 2009, the Company has a net operating loss carryforwards of approximately $32,144. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2009
--------------------------------------------------------------------------------

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

As of November 30, 2009 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of November 30, 2009:

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

We incurred operating expenses of $4,995 and $5,201 for the three months ended November 30, 2009 and 2008, respectively. These expenses consisted of general and administrative expenses.

At November 30, 2009, we had cash on hand of $19,936 and $80 in outstanding liabilities.

Cash provided by financing activities from inception through November 30, 2009 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through November 30, 2009:

                     Balance Sheet Data:          11/30/2009
                     -------------------          ----------

                     Cash                          $19,936
                     Total assets                  $19,936
                     Total liabilities             $    80
                     Shareholders' equity          $19,856

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $19,936 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

JANUARY 2010 - JUNE 2010

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

JULY 2010 - DECEMBER 2010

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

As of November 30, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 7, 2010.

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

                                   Sanook Enterprises, Inc., Registrant


January 7, 2010                    By: /s/ Robin Mulholland
                                       -----------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer