Form 10-Q
period 2010-02-28
Sanook Enterprises, Inc.
filed 2010-04-08
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of April 5, 2010.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  February 28,        August 31,
                                                                     2010               2009
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 17,415           $ 24,931
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 17,415             24,931
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 17,415           $ 24,931
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    180           $     80
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               180                 80
                                                                   --------           --------

      TOTAL LIABILITIES                                                 180                 80

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of February 28, 2010 and August 31, 2009                       10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (34,765)           (27,149)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           17,235             24,851
                                                                   --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 17,415           $ 24,931
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         September 28, 2006
                                      Three Months     Three Months      Six Months        Six Months       (inception)
                                         ended            ended            ended             ended            through
                                      February 28,     February 28,     February 28,      February 28,      February 28,
                                          2010             2009             2010              2009              2010
                                      ------------     ------------     ------------      ------------      ------------
REVENUES
  Revenues                            $         --     $         --     $         --      $         --      $         --
                                      ------------     ------------     ------------      ------------      ------------
TOTAL REVENUES                                  --               --               --                --                --

OPERATING EXPENSES
  General & Administrative Expenses            621              889            1,616             2,089             8,765
  Professional Fees                          2,000            2,000            6,000             6,000            26,000
                                      ------------     ------------     ------------      ------------      ------------
TOTAL OPERATING EXPENSES                     2,621            2,889            7,616             8,089            34,765
                                      ------------     ------------     ------------      ------------      ------------

NET INCOME (LOSS)                     $     (2,621)    $     (2,889)    $     (7,616)     $     (8,089)     $    (34,765)
                                      ============     ============     ============      ============      ============

BASIC EARNINGS PER SHARE              $      (0.00)    $      (0.00)    $      (0.00)     $      (0.00)
                                      ============     ============     ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              10,000,000       10,000,000       10,000,000        10,000,000
                                      ============     ============     ============      ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From September 28, 2006 (Inception) through February 28, 2010
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ----------     -------       -------       --------      --------
Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993
                                                ----------     -------       -------       --------      --------

Net loss, August 31, 2009                                                                   (13,142)      (13,142)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2009                        10,000,000      10,000        42,000        (27,149)       24,851
                                                ----------     -------       -------       --------      --------

Net loss, February 28, 2010                                                                  (7,616)       (7,616)
                                                ----------     -------       -------       --------      --------

BALANCE, FEBRUARY 28, 2010 (UNDAUDITED)         10,000,000     $10,000       $42,000       $(34,765)     $ 17,235
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                    September 28, 2006
                                                                  Six Months         Six Months        (inception)
                                                                    ended              ended             through
                                                                 February 28,       February 28,       February 28,
                                                                     2010               2009               2010
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (7,616)          $ (8,089)          $(34,765)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                             100                 --                180
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (7,516)            (8,089)           (34,585)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             10,000
  Additional paid-in capital                                             --                 --             42,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             52,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (7,516)            (8,089)            17,415

CASH AT BEGINNING OF PERIOD                                          24,931             37,993                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 17,415           $ 29,904           $ 17,415
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

OTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

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

H. NEW ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2009 the FASB issued Accounting Standards Update ("ASU") No. 2009-05 "Amendments to Certain Recognition and Disclosure Requirements", ("ASU 2009-05") which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company's financial statements.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,

Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.
This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended February 28, 2010.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to February 28, 2010 and generated a net loss of $34,765. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the Company's current cash of $17,415 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                         As of February 28, 2010
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 11,820
       Other                                                           --
                                                                 --------
       Gross deferred tax assets                                   11,820
       Valuation allowance                                        (11,820)
                                                                 --------

       Net deferred tax assets                                   $     --
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

NOTE 7. NET OPERATING LOSSES

As of February 28, 2010, the Company has a net operating loss carryforwards of approximately $34,765. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2010
--------------------------------------------------------------------------------

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

As of February 28, 2010 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of February 28, 2010:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 10,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after February 28, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

We incurred operating expenses of $2,621 and $2,889 for the three months ended February 28, 2010 and 2009, respectively. These expenses consisted of general and administrative expenses.

At February 28, 2010, we had cash on hand of $17,415 and $180 in outstanding liabilities.

Cash provided by financing activities from inception through February 28, 2010 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through February 28, 2010:

                     Balance Sheet Data:          2/28/2010
                     -------------------          ---------

                     Cash                          $17,415
                     Total assets                  $17,415
                     Total liabilities             $   180
                     Shareholders' equity          $17,235

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $17,235 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

APRIL 2010 - JUNE 2010

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

As of February 28, 2010, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 2010.

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

                                   Sanook Enterprises, Inc., Registrant


April 5, 2010                      By: /s/ Robin Mulholland
                                       -----------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer