Form 10-K/A
period 2009-08-31
Sanook Enterprises, Inc.
filed 2010-06-29
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 24, 2010, the registrant had 10,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 24, 2010.

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

EXPLANATORY NOTE

This amendment is being filed solely for the purpose of including the correct Audit Report as of August 31, 2009 and 2008.

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

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
        * 2667 CAMINO DEL RIO S. SUITE B * SAN DIEGO * CALIFORNIA 92108 *
                      * TELEPHONE (858)722-5953 * FAX (858)
                          761-0341 * FAX (858) 764-5480
                         *E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Sanook Enterprises, Inc. (A Development Stage "Company") as of August 31, 2009 and 2008 and the related financial statements of operations, changes in shareholders' equity and cash flows for the years ended August 31, 2009 and 2008, and for the period from September 28, 2006 (inception) to August 31, 2009. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanook Enterprises, Inc. as of August 31, 2009 and 2008, and the results of its operation and its cash flows for the years ended August 31, 2009 and 2008, and for the period from September 28, 2006 (inception) to August 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
---------------------------
CHANG G. PARK, CPA

November 13, 2009
San Diego, CA. 92108



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

June 24, 2010                        Sanook Enterprises, Inc., Registrant


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


/s/ Robin Mulholland         Chief Executive Officer               June 24, 2010
--------------------         -----------------------               -------------
Robin Mulholland                      Title                            Date


/s/ Robin Mulholland         Chief Financial Officer               June 24, 2010
--------------------         -----------------------               -------------
Robin Mulholland                      Title                            Date


/s/ Robin Mulholland         Principal Accounting Officer          June 24, 2010
--------------------         ----------------------------          -------------
Robin Mulholland                      Title                            Date