Form 10-Q
period 2010-05-31
Sanook Enterprises, Inc.
filed 2010-07-06
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of July 6, 2010.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                    May 31,           August 31,
                                                                     2010               2009
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 14,855           $ 24,931
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 14,855             24,931
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 14,855           $ 24,931
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     80
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 80
                                                                   --------           --------

      TOTAL LIABILITIES                                                  --                 80

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of May 31, 2010 and August 31, 2009                            10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (37,145)           (27,149)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           14,855             24,851
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 14,855           $ 24,931
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          September 28, 2006
                                     Three Months      Three Months      Nine Months       Nine Months       (inception)
                                        ended             ended             ended             ended           through
                                       May 31,           May 31,           May 31,           May 31,           May 31,
                                        2010              2009              2010              2009              2010
                                     -----------       -----------       -----------       -----------       -----------
REVENUES
  Revenues                           $        --       $        --       $        --       $        --       $        --
                                     -----------       -----------       -----------       -----------       -----------
TOTAL REVENUES                                --                --                --                --                --

OPERATING EXPENSES
  General & Administrative Expenses          380               467             1,996             2,557             9,145
  Professional Fees                        2,000             2,000             8,000             8,000            28,000
                                     -----------       -----------       -----------       -----------       -----------
TOTAL OPERATING EXPENSES                   2,380             2,467             9,996            10,557            37,145
                                     -----------       -----------       -----------       -----------       -----------

NET INCOME (LOSS)                    $    (2,380)      $    (2,467)      $    (9,996)      $   (10,557)      $   (37,145)
                                     ===========       ===========       ===========       ===========       ===========

BASIC EARNINGS PER SHARE             $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                     ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING           10,000,000        10,000,000        10,000,000        10,000,000
                                     ===========       ===========       ===========       ===========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From September 28, 2006 (Inception) through May 31, 2010
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ----------     -------       -------       --------      --------
Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993
                                                ----------     -------       -------       --------      --------

Net loss, August 31, 2009                                                                   (13,142)      (13,142)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2009                        10,000,000      10,000        42,000        (27,149)       24,851
                                                ----------     -------       -------       --------      --------

Net loss, May 31, 2010                                                                       (9,996)       (9,996)
                                                ----------     -------       -------       --------      --------

BALANCE, MAY 31, 2010 (UNAUDITED)               10,000,000     $10,000       $42,000       $(37,145)     $ 14,855
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                   September 28, 2006
                                                                Nine Months        Nine Months        (inception)
                                                                   ended              ended            through
                                                                  May 31,            May 31,            May 31,
                                                                   2010               2009               2010
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $ (9,996)          $(10,557)          $(37,145)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                           (80)                --                 --
                                                                 --------           --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (10,076)           (10,557)           (37,145)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --                 --             10,000
  Additional paid-in capital                                           --                 --             42,000
                                                                 --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --                 --             52,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (10,076)           (10,557)            14,855

CASH AT BEGINNING OF PERIOD                                        24,931             37,993                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $ 14,855           $ 27,436           $ 14,855
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========

  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                         (A Development Stage Company)
                   Notes to Financial Statements (Unaudited)
                                  May 31, 2010
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                         (A Development Stage Company)
                   Notes to Financial Statements (Unaudited)
                                  May 31, 2010
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                         (A Development Stage Company)
                   Notes to Financial Statements (Unaudited)
                                  May 31, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2009 the FASB issued Accounting Standards Update ("ASU") No. 2009-05 "Amendments to Certain Recognition and Disclosure Requirements", ("ASU 2009-05") which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 did not have a significant impact on the Company's financial statements.

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

                            SANOOK ENTERPRISES, INC.
                         (A Development Stage Company)
                   Notes to Financial Statements (Unaudited)
                                  May 31, 2010
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                         (A Development Stage Company)
                   Notes to Financial Statements (Unaudited)
                                  May 31, 2010
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.
This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the nine months ended May 31, 2010.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to May 31, 2010 and generated a net loss of $37,145. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the Company's current cash of $14,855 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANOOK ENTERPRISES, INC.
                         (A Development Stage Company)
                   Notes to Financial Statements (Unaudited)
                                  May 31, 2010
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                              As of May 31, 2010
                                                              ------------------
     Deferred tax assets:
       Net operating tax carryforwards                             $ 12,629
       Other                                                             --
                                                                   --------
       Gross deferred tax assets                                     12,629
       Valuation allowance                                          (12,629)
                                                                   --------

       Net deferred tax assets                                     $     --
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

NOTE 7. NET OPERATING LOSSES

As of May 31, 2010, the Company has a net operating loss carryforwards of approximately $37,145. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            SANOOK ENTERPRISES, INC.
                         (A Development Stage Company)
                   Notes to Financial Statements (Unaudited)
                                  May 31, 2010
--------------------------------------------------------------------------------

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

As of May 31, 2010 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of May 31, 2010:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 10,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after May 31, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

We incurred operating expenses of $2,380 and $2,467 for the three months ended May 31, 2010 and 2009, respectively. These expenses consisted of general and administrative expenses.

At May 31, 2010, we had cash on hand of $14,855 and no outstanding liabilities.

Cash provided by financing activities from inception through May 31, 2010 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through May 31, 2010:

                     Balance Sheet Data:          5/31/2010
                     -------------------          ---------

                     Cash                          $14,855
                     Total assets                  $14,855
                     Total liabilities             $     0
                     Shareholders' equity          $14,855

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $14,855 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

JUNE 2010 - AUGUST 2010

* We will continue to customize the golf packages offering low, med and high pricing based on the rates established with our golf, hotel and transportation suppliers. We will focus on developing a close relationship with the more expensive/exclusive hotels in Bangkok, Phuket and Koh Samui. We also anticipate that many customers are more flexible with their golfing requirements and as such, will be interested in playing different golf courses that provide a variety of experiences and varying price levels; including, scenery, proximity, amenities and playability.

* We continue to work with our website developer to update our corporate website, as well as continually optimizing it for better search engine placement as part of our internet marketing strategy.

* We will continue with limited marketing programs in Asia, with a focus on Hong Kong, Malaysia and Singapore. All three of these Asian countries are in close proximity and provide regular transportation access to Thailand as well as direct flights to all our golf destinations (Bangkok, Phuket and Koh Samui) thereby minimizing travel time and travel inconveniences. We believe that potential customers in these countries are familiar with Thailand and with the prices our golf and hotel packages being considerably lower than in these expensive countries, the opportunity to experience a golf vacation in exotic locations within Thailand will be in demand.

*    We will continue coordinating bookings and packages.

SEPTEMBER 2010 - DECEMBER 2010

*    We will continue to monitor the success of our marketing efforts.

* We will leverage off of our marketing experiences; and we hope to increase our Asian coverage commencing a marketing program in Korea, Japan and Taiwan. These countries are again not far from Thailand and have regular transportation access, with direct flights to both Bangkok and Phuket, minimizing travel time and transportation connection issues. Golf in these countries is also very popular but very expensive and our packages will entice many of them to experience an affordable golf holiday in a tropical paradise. These countries are also familiar with their Asian neighbor Thailand and the tropical climate, friendly people, world class beaches and plethora of outstanding international restaurants.

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

As of May 31, 2010, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 6, 2010.

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

                                   Sanook Enterprises, Inc., Registrant


July 6, 2010                       By: /s/ Robin Mulholland
                                       -----------------------------------------
                                       Robin Mulholland, Director, President,
                                       Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer