Form 10-K
period 2010-08-31
Sanook Enterprises, Inc.
filed 2010-10-25
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 25, 2010, the registrant had 10,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 25, 2010.

                            SANOOK ENTERPRISES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.      Business                                                         3
Item 1A.     Risk Factors                                                     8
Item 1B.     Unresolved Staff Comments                                       11
Item 2.      Properties                                                      11
Item 3.      Legal Proceedings                                               11
Item 4.      [Removed and Reserved]                                          11

                                Part II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities               12
Item 6.      Selected Financial Data                                         13
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       14
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk      16
Item 8.      Financial Statements                                            17
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        27
Item 9A(T).  Controls and Procedures                                         27
Item 9B.     Other Information                                               28

                               Part III

Item 10.     Directors, Executive Officers and Corporate Governance          29
Item 11.     Executive Compensation                                          30
Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 32
Item 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                    33
Item 14.     Principal Accounting Fees and Services                          33

                                Part IV

Item 15.     Exhibits                                                        34

Signatures                                                                   34

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

We are a development stage company and have not yet opened for business or generated any revenues. Our limited operations have consisted of the formation of our business plan, identification of our target market, fund raising and marketing programs. In addition to the global economic crisis, Thailand continues to experience social and political unrest and as a result, tourism in Thailand continues to suffer. The global economic situation continues to be very difficult with most countries experiencing recession type struggles, which has been very detrimental to vacation travel. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. Currently our President devotes approximately 10 hours a week to the company. We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $12,347.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4. [REMOVED AND RESERVED]

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $12,504 and $13,142 for the years ended August 31, 2010 and 2009, respectively. These expenses consisted of general and administrative expenses.

At August 31, 2010, we had cash on hand of $12,347 and no outstanding liabilities.

Cash provided by financing activities from inception through August 31, 2010 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2010 and 2009.

             Balance Sheet Data:           8/31/10           8/31/09
             -------------------           -------           -------

             Cash                     $     12,347           24,931
             Total assets             $     12,347           24,931
             Total liabilities        $          0               80
             Shareholders' equity     $     12,347           24,851

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $12,347 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

OCTOBER 2010 - DECEMBER 2010

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

JANUARY 2011 - SEPTEMBER 2011

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS


                           Chang G. Park, CPA, Ph. D.
        * 2667 CAMINO DEL RIO S. SUITE B * SAN DIEGO * CALIFORNIA 92108 *
      * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                          E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sanook Enterprises, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sanook Enterprises, Inc. (A Development Stage "Company") as of August 31, 2010 and 2009 and the related financial statements of operations, changes in shareholders' equity and cash flows for the years ended August 31, 2010 and 2009, and for the period from September 28, 2006 (inception) to August 31, 2010. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanook Enterprises, Inc. as of August 31, 2009 and 2008, and the results of its operation and its cash flows for the years ended August 31, 2009 and 2008, and for the period from September 28, 2006 (inception) to August 31, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang G. Park
--------------------------------
CHANG G. PARK, CPA

October 22, 2010
San Diego, CA. 92108




        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      As of              As of
                                                                    August 31,         August 31,
                                                                      2010               2009
                                                                    --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 12,347           $ 24,931
                                                                    --------           --------
TOTAL CURRENT ASSETS                                                  12,347             24,931
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 12,347           $ 24,931
                                                                    ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                  $     --           $     80
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                                 --                 80
                                                                    --------           --------

      TOTAL LIABILITIES                                                   --                 80

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 and 10,000,000 shares issued and
   outstanding as of August 31, 2010 and August 31, 2009              10,000             10,000
  Additional paid-in capital )                                        42,000             42,000
  Deficit accumulated during development stage                       (39,653)           (27,149)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            12,347             24,851
                                                                    --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 12,347           $ 24,931
                                                                    ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                            September 28, 2006
                                                                                               (inception)
                                                  Year ended            Year ended               through
                                                  August 31,             August 31,             August 31,
                                                     2010                   2009                   2010
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

PROFESSIONAL FEES                                      10,000                 10,000                 30,000
GENERAL & ADMINISTRATIVE EXPENSES                       2,504                  3,142                  9,653
                                                 ------------           ------------           ------------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES               (12,504)               (13,142)               (39,653)
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $    (12,504)          $    (13,142)          $    (39,653)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         10,000,000             10,000,000
                                                 ============           ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From September 28, 2006 (Inception) through August 31, 2010
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========

Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2009                                                                   (13,142)      (13,142)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2009                        10,000,000      10,000        42,000        (27,149)       24,851
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2010                                                                   (12,504)      (12,504)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2010                        10,000,000     $10,000       $42,000       $(39,653)     $ 12,347
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                September 28, 2006
                                                                                                   (inception)
                                                              Year ended        Year ended           through
                                                              August 31,         August 31,         August 31,
                                                                 2010               2009               2010
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $(12,504)          $(13,142)          $(39,653)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase in Accounts Payable                                    (80)                80                 --
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (12,584)           (13,062)           (39,653)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           --                 --             10,000
  Additional paid-in capital                                         --                 --             42,000
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             52,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                 (12,584)           (13,062)            12,347

CASH AT BEGINNING OF YEAR                                        24,931             37,993                 --
                                                               --------           --------           --------

CASH AT END OF YEAR                                            $ 12,347           $ 24,931           $ 12,347
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Income Taxes                                                 $     --           $     --           $     --
                                                               ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to August 31, 2010 and generated a net loss of $39,653. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the company's current cash of $12,347 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                           As of August 31, 2010
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 13,482
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                    13,482
       Valuation allowance                                         (13,482)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2010, the Company has a net operating loss carryforwards of approximately $39,653. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2010
--------------------------------------------------------------------------------

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

As of August 31, 2010 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of August 31, 2010:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 10,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The name, address, age and position of our officer and director is set forth below:

     Name and Address                  Age             Position(s)
     ----------------                  ---             -----------

     Robin Mulholland                  42         President, Secretary,
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------

Robin           2010     0          0           0          0           0            0             0         0
Mulholland,     2009     0          0           0          0           0            0             0         0
President,      2008     0          0           0          0           0            0             0         0
CEO, CFO and    2007     0          0           0          0           0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

DIRECTOR INDEPENDENCE

We have no independent directors currently serving on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $10,000, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2010.

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

October 25, 2010                     Sanook Enterprises, Inc., Registrant


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


/s/ Robin Mulholland         Chief Executive Officer            October 25, 2010
-------------------------    -----------------------            ----------------
Robin Mulholland                      Title                           Date


/s/ Robin Mulholland         Chief Financial Officer            October 25, 2010
-------------------------    -----------------------            ----------------
Robin Mulholland                      Title                           Date


/s/ Robin Mulholland         Principal Accounting Officer       October 25, 2010
-------------------------    ----------------------------       ----------------
Robin Mulholland                      Title                           Date