Form 10-Q
period 2010-11-30
Sanook Enterprises, Inc.
filed 2011-01-13
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of January 11, 2011.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  November 30,       August 31,
                                                                     2010               2010
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  7,789           $ 12,347
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  7,789             12,347
                                                                   --------           --------

      TOTAL ASSETS                                                 $  7,789           $ 12,347
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    600           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               600                 --

      TOTAL LIABILITIES                                                 600                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of November 30, 2010 and August 31, 2010                       10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (44,811)           (39,653)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            7,189             12,347
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  7,789           $ 12,347
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                        September 28, 2006
                                             Three Months           Three Months            (inception)
                                                ended                  ended                 through
                                             November 30,           November 30,           November 30,
                                                 2010                   2009                   2010
                                             ------------           ------------           ------------
REVENUES
  Revenues                                   $         --           $         --           $         --
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                     --

OPERATING EXPENSES
  General & Administrative Expenses                 1,157                    995                 10,811
  Professional Fees                                 4,000                  4,000                 34,000
                                             ------------           ------------           ------------
TOTAL OPERATING EXPENSES                            5,157                  4,995                 44,811
                                             ------------           ------------           ------------

NET INCOME (LOSS)                            $     (5,157)          $     (4,995)          $    (44,811)
                                             ============           ============           ============

BASIC EARNINGS PER SHARE                     $       0.00           $       0.00
                                             ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     10,000,000             10,000,000
                                             ============           ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                September 28, 2006
                                                             Three Months       Three Months        (inception)
                                                                ended              ended             through
                                                             November 30,       November 30,       November 30,
                                                                 2010               2009               2010
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $ (5,157)          $ (4,995)          $(44,811)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                         600                 --                600
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (4,557)            (4,995)           (44,211)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           --                 --             10,000
  Additional paid-in capital                                         --                 --             42,000
                                                               --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             52,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                  (4,557)            (4,995)             7,789

CASH AT BEGINNING OF PERIOD                                      12,347             24,931                 --
                                                               --------           --------           --------

CASH AT END OF PERIOD                                          $  7,789           $ 19,936           $  7,789
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Income Taxes                                                 $     --           $     --           $     --
                                                               ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2010
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2010
--------------------------------------------------------------------------------

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

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to November 30, 2010 and generated a net loss of $44,811. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the Company's current cash of $7,789 is not sufficient to cover the expenses they will incur during the next twelve months.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2010
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                         As of November 30, 2010
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 15,236
       Other                                                          --
                                                                --------
       Gross deferred tax assets                                  15,236
       Valuation allowance                                       (15,236)
                                                                --------

       Net deferred tax assets                                  $     --
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

NOTE 7. NET OPERATING LOSSES

As of November 30, 2010, the Company has a net operating loss carryforwards of approximately $44,811. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2010
--------------------------------------------------------------------------------

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

As of November 30, 2010 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of November 30, 2010:

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

We incurred operating expenses of $5,157 and $4,995 for the three months ended November 30, 2010 and 2009, respectively. These expenses consisted of general and administrative expenses.

At November 30, 2010, we had cash on hand of $7,789 and $600 in outstanding liabilities.

Cash provided by financing activities from inception through November 30, 2010 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through November 30, 2010:

                      Balance Sheet Data:         11/30/2010
                      -------------------         ----------

                      Cash                          $7,789
                      Total assets                  $7,789
                      Total liabilities             $  600
                      Shareholders' equity          $7,189

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $7,789 cash in the bank which comprises our total assets. Management believes that the current cash is sufficient to fund operations for the next twelve months. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our twelve month budget is based on minimum operations which will be completely funded by our cash on hand. In addition to the global economic crisis, Thailand continues to experience social and political unrest and as a result, tourism in Thailand continues to suffer. The global economic situation continues to be very difficult with most countries experiencing recession type struggles, which has been very detrimental to vacation travel. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

DECEMBER 2010 - MARCH 2011

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

APRIL 2011 - NOVEMBER 2011

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

As of November 30, 2010, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sanook Enterprises, Inc.
                                          Registrant


Date: January 11, 2011              By: /s/ Robin Mulholland
                                        ----------------------------------------
                                        Robin Mulholland
                                        Director, President, Principal Executive
                                        Officer, Principal Financial Officer and
                                        Principal Accounting Officer