Form 10-Q
period 2011-02-28
Sanook Enterprises, Inc.
filed 2011-04-15
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of April 11, 2011.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  February 28,        August 31,
                                                                     2011               2010
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  5,029           $ 12,347
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  5,029             12,347
                                                                   --------           --------

      TOTAL ASSETS                                                 $  5,029           $ 12,347
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    320           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               320                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                                 320                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of February 28, 2011 and August 31, 2010                       10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (47,291)           (39,653)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            4,709             12,347
                                                                   --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  5,029           $ 12,347
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       September 28, 2006
                                      Three Months     Three Months      Six Months       Six Months      (inception)
                                         ended            ended            ended            ended           through
                                      February 28,     February 28,     February 28,     February 28,     February 28,
                                         2011             2010             2011             2010             2011
                                      -----------      -----------      -----------      -----------      -----------
REVENUES
  Revenues                            $        --      $        --      $        --      $        --      $        --
                                      -----------      -----------      -----------      -----------      -----------
TOTAL REVENUES                                 --               --               --               --               --

OPERATING EXPENSES
  General & Administrative Expenses           480              621            1,637            1,616           11,291
  Professional Fees                         2,000            2,000            6,000            6,000           36,000
                                      -----------      -----------      -----------      -----------      -----------
TOTAL OPERATING EXPENSES                    2,480            2,621            7,637            7,616           47,291
                                      -----------      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                     $    (2,480)     $    (2,621)     $    (7,637)     $    (7,616)     $   (47,291)
                                      ===========      ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE              $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                      ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             10,000,000       10,000,000       10,000,000       10,000,000
                                      ===========      ===========      ===========      ===========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
          From September 28, 2006 (Inception) through February 28, 2011
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========
Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2009                                                                   (13,142)      (13,142)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2009                        10,000,000      10,000        42,000        (27,149)       24,851
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2010                                                                   (12,504)      (12,504)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2010                        10,000,000      10,000        42,000        (39,653)       12,347
                                                ==========     =======       =======       ========      ========

Net loss, February 28, 2011                                                                  (7,637)       (7,637)
                                                ----------     -------       -------       --------      --------

BALANCE, FEBRUARY 28, 2011 (UNDAUDITED)         10,000,000     $10,000       $42,000       $(47,291)     $  4,709
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                      September 28, 2006
                                                                   Six Months         Six Months         (inception)
                                                                     ended              ended             through
                                                                  February 28,       February 28,       February 28,
                                                                      2011               2010               2011
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (7,637)          $ (7,616)          $(47,291)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                              320                100                320
                                                                    --------           --------           --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (7,317)            (7,516)           (46,971)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --                 --             10,000
  Additional paid-in capital                                              --                 --             42,000
                                                                    --------           --------           --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             52,000
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (7,317)            (7,516)             5,029

CASH AT BEGINNING OF PERIOD                                           12,347             24,931                 --
                                                                    --------           --------           --------

CASH AT END OF PERIOD                                               $  5,029           $ 17,415           $  5,029
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                          $     --           $     --           $     --
                                                                    ========           ========           ========

  Income Taxes                                                      $     --           $     --           $     --
                                                                    ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2011
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to February 28, 2011 and generated a net loss of $47,291. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the Company's current cash of $5,029 is not sufficient to cover the expenses they will incur during the next twelve months.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2011
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                         As of February 28, 2011
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 16,079
       Other                                                          --
                                                                --------
       Gross deferred tax assets                                  16,079
       Valuation allowance                                       (16,079)
                                                                --------

       Net deferred tax assets                                  $     --
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

NOTE 7. NET OPERATING LOSSES

As of February 28, 2011, the Company has a net operating loss carryforwards of approximately $47,291. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2011
--------------------------------------------------------------------------------

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

As of February 28, 2011 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of February 28, 2011:

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

We incurred operating expenses of $2,480 and $2,621 for the three months ended February 28, 2011 and 2010, respectively. These expenses consisted of general and administrative expenses. We incurred operating expenses of $7,637 and $7,616 for the six months ended February 28, 2011 and 2010, respectively. These expenses consisted of general and administrative expenses.

At February 28, 2011, we had cash on hand of $5,029 and $320 in outstanding liabilities.

Cash provided by financing activities from inception through February 28, 2011 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through February 28, 2011:

                      Balance Sheet Data:          2/28/2011
                      -------------------          ---------

                      Cash                          $5,029
                      Total assets                  $5,029
                      Total liabilities             $  320
                      Shareholders' equity          $4,709

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $5,029 cash in the bank which comprises our total assets. Management believes that the current cash will not be sufficient to fund operations for the next twelve months. If necessary our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

APRIL 2011 - NOVEMBER 2011

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

DECEMBER 2011 - MARCH 2012

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

As of February 28, 2011, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended December 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    Sanook Enterprises, Inc.
                                          Registrant


Date: April 11, 2011                By: /s/ Robin Mulholland
                                        ----------------------------------------
                                        Robin Mulholland
                                        Director, President, Principal Executive
                                        Officer, Principal Financial Officer and
                                        Principal Accounting Officer