Form 10-Q
period 2011-05-31
Sanook Enterprises, Inc.
filed 2011-07-08
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of July 6, 2011.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    As of              As of
                                                                    May 31,          August 31,
                                                                     2011               2010
                                                                   --------           --------
                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                             $  2,249           $ 12,347
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            2,249             12,347
                                                                   --------           --------

      TOTAL ASSETS                                                 $  2,249           $ 12,347
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    100           $     --
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                         100                 --
                                                                   --------           --------
      TOTAL LIABILITIES                                                 100                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of May 31, 2011 and August 31, 2010                            10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (49,851)           (39,653)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                      2,149             12,347
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  2,249           $ 12,347
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------


                                                                                                              September 28, 2006
                                            Three Months      Three Months      Nine Months      Nine Months      (inception)
                                               ended             ended            ended            ended            through
                                               May 31,           May 31,          May 31,          May 31,          May 31,
                                                2011              2010             2011             2010             2011
                                            ------------      ------------     ------------     ------------     ------------
REVENUES
  Revenues                                  $         --      $         --     $         --     $         --     $         --
                                            ------------      ------------     ------------     ------------     ------------
TOTAL REVENUES                                        --                --               --               --               --

OPERATING EXPENSES
  General & Administrative Expenses                  560               380            2,197            1,996           11,851
  Professional Fees                                2,000             2,000            8,000            8,000           38,000
                                            ------------      ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                           2,560             2,380           10,197            9,996           49,851
                                            ------------      ------------     ------------     ------------     ------------

NET INCOME (LOSS)                           $     (2,560)     $     (2,380)    $    (10,197)    $     (9,996)    $    (49,851)
                                            ============      ============     ============     ============     ============

BASIC EARNINGS PER SHARE                    $      (0.00)     $      (0.00)    $      (0.00)    $      (0.00)
                                            ============      ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                           10,000,000        10,000,000       10,000,000       10,000,000
                                            ============      ============     ============     ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                          September 28, 2006
                                                                       Nine Months        Nine Months        (inception)
                                                                         ended              ended              through
                                                                         May 31,            May 31,            May 31,
                                                                          2011               2010               2011
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(10,197)          $ (9,996)          $(49,851)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                  100                (80)               100
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (10,097)           (10,076)           (49,751)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                    --                 --             10,000
  Additional paid-in capital                                                  --                 --             42,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             52,000
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (10,097)           (10,076)             2,249

CASH AT BEGINNING OF PERIOD                                               12,347             24,931                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $  2,249           $ 14,855           $  2,249
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2011
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to May 31, 2011 and generated a net loss of $49,851. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the Company's current cash of $2,249 is not sufficient to cover the expenses they will incur during the next twelve months.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2011
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES
                                                              As of May 31, 2011
                                                              ------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 16,949
       Other                                                            --
                                                                  --------
       Gross deferred tax assets                                    16,949
       Valuation allowance                                         (16,949)
                                                                  --------

       Net deferred tax assets                                    $     --
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

NOTE 7. NET OPERATING LOSSES

As of May 31, 2011, the Company has a net operating loss carryforwards of approximately $49,851. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2011
--------------------------------------------------------------------------------

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

As of May 31, 2011 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of May 31, 2011:

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

We incurred operating expenses of $2,560 and $2,380 for the three months ended May 31, 2011 and 2010, respectively. These expenses consisted of general and administrative expenses. We incurred operating expenses of $10,197 and $9,996 for the nine months ended May 31, 2011 and 2010, respectively. These expenses consisted of general and administrative expenses.

At May 31, 2011, we had cash on hand of $2,249 and $100 in outstanding liabilities.

Cash provided by financing activities from inception through May 31, 2011 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through May 31, 2011:

                      Balance Sheet Data:          5/31/2011
                                                   ---------

                      Cash                          $2,249
                      Total assets                  $2,249
                      Total liabilities             $  100
                      Shareholders' equity          $2,149

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $2,249 cash in the bank which comprises our total assets. Management believes that the current cash will not be sufficient to fund operations for the next twelve months. If necessary our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

JUNE 2011 - DECEMBER 2011

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

JANUARY 2012 - MAY 2012

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

As of May 31, 2011, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-149114, at the SEC website at www.sec.gov:

Exhibit No.                        Description
-----------                        -----------

3.1           Articles of Incorporation*

3.2           Bylaws*

31.1          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934

31.2          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934

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

                                        SANOOK ENTERPRISES, INC.
                                        Registrant


Date: July 6, 2011                      By: /s/ Robin Mulholland
                                            ------------------------------------
                                            Robin Mulholland
                                            Director, President, Principal
                                            Executive Officer, Principal
                                            Financial Officer and Principal
                                            Accounting Officer