Form 10-Q
period 2011-11-30
Sanook Enterprises, Inc.
filed 2012-01-12
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

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

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                  November 30,       August 31,
                                                                     2011               2011
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,440           $     89
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            1,440                 89
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,440           $     89
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  6,845           $    395
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                       6,845                395

      TOTAL LIABILITIES                                               6,845                395

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of November 30, 2011 and August 31, 2011                       10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (57,405)           (52,306)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (5,405)              (306)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $  1,440           $     89
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                        September 28, 2006
                                             Three Months           Three Months           (inception)
                                                ended                  ended                 through
                                             November 30,           November 30,           November 30,
                                                 2011                   2010                   2011
                                             ------------           ------------           ------------
REVENUES
  Revenues                                   $         --           $         --           $         --
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                     --

OPERATING EXPENSES
  General & Administrative Expenses                 1,100                  1,157                 13,405
  Professional Fees                                 4,000                  4,000                 44,000
                                             ------------           ------------           ------------
TOTAL OPERATING EXPENSES                            5,100                  5,157                 57,405
                                             ------------           ------------           ------------

NET INCOME (LOSS)                            $     (5,100)          $     (5,157)          $    (57,405)
                                             ============           ============           ============

BASIC EARNINGS PER SHARE                     $       0.00           $       0.00
                                             ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     10,000,000             10,000,000
                                             ============           ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                   September 28, 2006
                                                                Three Months       Three Months       (inception)
                                                                   ended              ended             through
                                                                November 30,       November 30,       November 30,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (5,100)          $ (5,157)          $(57,405)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                          6,450                600              6,845
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        1,350             (4,557)           (50,560)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             52,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             52,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      1,350             (4,557)             1,440

CASH AT BEGINNING OF PERIOD                                             89             12,347                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  1,440           $  7,789           $  1,440
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               November 30, 2011
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               November 30, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to November 30, 2011 and generated a net loss of $57,405. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the Company's current cash of $1,440 is not sufficient to cover the expenses they will incur during the next twelve months.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               November 30, 2011
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                         As of November 30, 2011
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 19,518
       Other                                                           --
                                                                 --------
       Gross deferred tax assets                                   19,518
       Valuation allowance                                        (19,518)
                                                                 --------

       Net deferred tax assets                                   $     --
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

NOTE 7. NET OPERATING LOSSES

As of November 30, 2011, the Company has a net operating loss carryforward of approximately $57,405. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of November 30, 2011 the Company had 10,000,000 shares of common stock issued and outstanding.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                               November 30, 2011
--------------------------------------------------------------------------------

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of November 30, 2011:

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

We incurred operating expenses of $5,100 and $5,157 for the three months ended November 30, 2011 and 2010, respectively. These expenses consisted of general and administrative expenses and professional fees.

At November 30, 2011, we had cash on hand of $1,140 and $6,845 in outstanding liabilities.

Cash provided by financing activities from inception through November 30, 2011 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through November 30, 2011:

                     Balance Sheet Data:          11/30/2011
                     -------------------          ----------

                     Cash                          $ 1,440
                     Total assets                  $ 1,440
                     Total liabilities             $ 6,845
                     Shareholders' equity          $(5,405)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $1,440 cash in the bank which comprises our total assets. Management believes that the current cash will not be sufficient to fund operations for the next twelve months. If necessary our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

DECEMBER 2011 - FEBRUARY 2012

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

MARCH 2012 - AUGUST 2012

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

As of November 30, 2011, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                           Sanook Enterprises, Inc.
                           Registrant


Date: January 11, 2012     By: /s/ Robin Mulholland
                               -------------------------------------------------
                               Robin Mulholland
                               Director, President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer