Form 10-Q
period 2012-02-29
Sanook Enterprises, Inc.
filed 2012-04-04
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of April 4, 2012.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------



                                                                    As of              As of
                                                                 February 29,        August 31,
                                                                     2012               2011
                                                                   --------           --------
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 11,703           $     89
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 11,703                 89
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 11,703           $     89
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    395
  Loan Payable - Related Party                                       20,000                 --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            20,000                395
                                                                   --------           --------

      TOTAL LIABILITIES                                              20,000                395

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of February 29, 2012 and August 31, 2011                       10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (60,297)           (52,306)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (8,297)              (306)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $ 11,703           $     89
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           September 28, 2006
                                      Three Months      Three Months       Six Months        Six Months       (inception)
                                         ended             ended             ended             ended            through
                                      February 29,      February 28,      February 29,      February 28,      February 29,
                                          2012              2011              2012              2011              2012
                                      ------------      ------------      ------------      ------------      ------------
REVENUES
  Revenues                            $         --      $         --      $         --      $         --      $         --
                                      ------------      ------------      ------------      ------------      ------------
TOTAL REVENUES                                  --                --                --                --                --

OPERATING EXPENSES
  General & Administrative Expenses            892               480             1,992             1,637            14,297
  Professional Fees                          2,000             2,000             6,000             6,000            46,000
                                      ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                     2,892             2,480             7,992             7,637            60,297
                                      ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                     $     (2,892)     $     (2,480)     $     (7,992)     $     (7,637)     $    (60,297)
                                      ============      ============      ============      ============      ============

BASIC EARNINGS PER SHARE              $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                      ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              10,000,000        10,000,000        10,000,000        10,000,000
                                      ============      ============      ============      ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                   September 28, 2006
                                                                 Six Months         Six Months        (inception)
                                                                   ended              ended             through
                                                                February 29,       February 28,       February 29,
                                                                    2012               2011               2012
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (7,992)          $ (7,637)          $(60,297)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                           (395)               320                 --
    Increase (decrease) in Loan Payable - Related Party             20,000                 --             20,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       11,613             (7,317)           (40,297)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             52,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             52,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     11,613             (7,317)            11,703

CASH AT BEGINNING OF PERIOD                                             89             12,347                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 11,703           $  5,029           $ 11,703
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 29, 2012
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 29, 2012
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to February 29, 2012 and generated a net loss of $60,297. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. The Company's current cash of $11,703 is not sufficient to cover the expenses they will incur during the next twelve months.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 29, 2012
--------------------------------------------------------------------------------

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

As of February 29, 2012, there is a loan payable due to Robin Mulholland, sole officer and director of the Company, for $20,000 that is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                         As of February 29, 2012
                                                         -----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 20,501
       Other                                                          --
                                                                --------
       Gross deferred tax assets                                  20,501
       Valuation allowance                                       (20,501)
                                                                --------

       Net deferred tax assets                                  $     --
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

NOTE 7. NET OPERATING LOSSES

As of February 29, 2012, the Company has a net operating loss carryforwards of approximately $60,297. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 29, 2012
--------------------------------------------------------------------------------

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

As of February 29, 2012 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of February 29, 2012:

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

We incurred operating expenses of $2,892 and $2,480 for the three months ended February 29, 2012 and February 28, 2011, respectively. These expenses consisted of general and administrative expenses and professional fees.

We incurred operating expenses of $7,992 and $7,637 for the six months ended February 29, 2012 and February 28, 2011, respectively. These expenses consisted of general and administrative expenses and professional fees.

At February 29, 2012, we had cash on hand of $11,703 and $20,000 in outstanding liabilities.

Cash provided by financing activities from inception through February 29, 2012 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through February 29, 2012:

                    Balance Sheet Data:          02/29/2012
                    -------------------          ----------

                    Cash                          $ 11,703
                    Total assets                  $ 11,703
                    Total liabilities             $ 20,000
                    Shareholders' equity          $ (8,297)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $11,703 cash in the bank which comprises our total assets. Management believes that the current cash will be sufficient to fund operations for the next twelve months. If necessary our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

JANUARY 2012 - JUNE 2012

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

JULY 2012 - DECEMBER 2012

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

As of February 29, 2012, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-149114, at the SEC website at www.sec.gov:

Exhibit No.                        Description
-----------                        -----------

3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
31.2          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101           Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Sanook Enterprises, Inc.
                           Registrant


Date: April 4, 2012        By: /s/ Robin Mulholland
                               -------------------------------------------------
                               Robin Mulholland
                               Director, President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer