Form 10-Q
period 2012-05-31
Sanook Enterprises, Inc.
filed 2012-07-18
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of July 13, 2012.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                    May 31,           August 31,
                                                                     2012               2011
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  1,154           $     89
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            1,154                 89
                                                                   --------           --------

      TOTAL ASSETS                                                 $  1,154           $     89
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    395
  Loan Payable - Related Party                                       27,500                 --
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      27,500                395
                                                                   --------           --------
      TOTAL LIABILITIES                                              27,500                395

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of May 31, 2012 and August 31, 2011                            10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (78,346)           (52,306)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (26,346)              (306)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  1,154           $     89
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          September 28, 2006
                                        Three Months     Three Months      Nine Months      Nine Months      (inception)
                                           ended            ended            ended            ended            through
                                           May 31,          May 31,          May 31,          May 31,          May 31,
                                            2012             2011             2012             2011             2012
                                        ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                              $         --     $         --     $         --     $         --     $         --
                                        ------------     ------------     ------------     ------------     ------------
TOTAL REVENUES                                    --               --               --               --               --

OPERATING EXPENSES
  General & Administrative Expenses           16,049              560           18,041            2,197           30,346
  Professional Fees                            2,000            2,000            8,000            8,000           48,000
                                        ------------     ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                      18,049            2,560           26,041           10,197           78,346
                                        ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                       $    (18,049)    $     (2,560)    $    (26,041)    $    (10,197)    $    (78,346)
                                        ============     ============     ============     ============     ============

BASIC EARNINGS PER SHARE                $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                        ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               10,000,000       10,000,000       10,000,000       10,000,000
                                        ============     ============     ============     ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                         September 28, 2006
                                                                       Nine Months        Nine Months        (inception)
                                                                         ended              ended              through
                                                                         May 31,            May 31,            May 31,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(26,041)          $(10,197)          $(78,346)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                 (395)               100                 --
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (26,436)           (10,097)           (78,346)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                            27,500                 --             27,500
  Issuance of Common Stock                                                    --                 --             52,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            27,500                 --             79,500
                                                                        --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                            1,064            (10,097)             1,154
CASH AT BEGINNING OF PERIOD                                                   89             12,347                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $  1,154           $  2,249           $  1,154
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2012
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Sanook Enterprises, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the period ended May 31, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2012
--------------------------------------------------------------------------------

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of May 31, 2012, there was a loan payable due to Robin Mulholland, sole officer and director of the Compay, for $27,500 that is non interest bearing with no specific repayment terms.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the issuance of these financial statements and determined there are no items to disclose.

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

We incurred operating expenses of $18,049 and $5,560 for the three months ended May 31, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses and professional fees.

We incurred operating expenses of $26,041 and $10,197 for the nine months ended May 31, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses and professional fees.

At May 31, 2012, we had cash on hand of $1,154 and $27,500 in outstanding liabilities.

Cash provided by financing activities from inception through May 31, 2012 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through May 31, 2012:

                    Balance Sheet Data:          05/31/2012
                    -------------------          ----------
                    Cash                          $  1,154
                    Total assets                  $  1,154
                    Total liabilities             $ 27,500
                    Shareholders' equity          $(26,346)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $1,154 cash in the bank which comprises our total assets. Management believes that the current cash will not be sufficient to fund operations for the next twelve months. Our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

JULY 2012 - DECEMBER 2012

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

JANUARY 2013 - JUNE 2013

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

As of May 31, 2012, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                      Sanook Enterprises, Inc.
                                      Registrant


Date: July 13, 2012                   By: /s/ Robin Mulholland
                                          --------------------------------------
                                          Robin Mulholland
                                          Director, President, Principal
                                          Executive Officer, Principal Financial
                                          Officer and Principal Accounting
                                          Officer