Form 10-K
period 2012-08-31
Sanook Enterprises, Inc.
filed 2012-11-30
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 28, 2012, the registrant had 10,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 28, 2012.

                            SANOOK ENTERPRISES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.     Business                                                          3
Item 1A.    Risk Factors                                                      8
Item 1B.    Unresolved Staff Comments                                        11
Item 2.     Properties                                                       11
Item 3.     Legal Proceedings                                                11
Item 4.     Mine Safety Disclosures                                          11

                                     Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                12
Item 6.     Selected Financial Data                                          14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       16
Item 8.     Financial Statements                                             17
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         26
Item 9A(T). Controls and Procedures                                          26
Item 9B.    Other Information                                                27

                                    Part III

Item 10.    Directors, Executive Officers and Corporate Governance           28
Item 11.    Executive Compensation                                           29
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  30
Item 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                     32
Item 14.    Principal Accounting Fees and Services                           32

                                     Part IV

Item 15.    Exhibits                                                         33

Signatures                                                                   33

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

We are a development stage company and have not yet opened for business or generated any revenues. Our limited operations have consisted of the formation of our business plan, identification of our target market, fund raising and marketing programs. In addition to the global economic crisis, Thailand continues to experience social and political unrest and as a result, tourism in Thailand continues to suffer. The global economic situation continues to be very difficult with most countries experiencing recession type struggles, which has been very detrimental to vacation travel. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. Currently our President devotes approximately 10 hours a week to the company. We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $1,094.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $28,972 and $12,652 for the years ended August 31, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses.

At August 31, 2012, we had cash on hand of $1,094 and $30,372 in outstanding liabilities.

Cash provided by financing activities from inception through August 31, 2012 was $52,000 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2012 and 2011.

           Balance Sheet Data:            8/31/12             8/31/11
           -------------------            -------             -------

           Cash                      $      1,094                 89
           Total assets              $      1,094                 89
           Total liabilities         $     30,372                395
           Shareholders' equity      $    (29,278)              (306)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $1,094 cash in the bank which comprises our total assets. Management believes that the current cash will not be sufficient to fund operations for the next twelve months. If necessary our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

SEPTEMBER 2012 - FEBRUARY 2013

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

MARCH 2013 - AUGUST 2013

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS

                       PLS CPA, A PROFESSIONAL CORPORATION
           * 4725 MERCURY STREET #210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                          E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Sanook Enterprises, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sanook Enterprises, Inc. (A Development Stage "Company") as of August 31, 2012 and 2011 and the related financial statements of operations, changes in shareholders' equity(deficit) and cash flows for the years ended August 31, 2012 and 2011, and for the period from September 28, 2006 (inception) to August 31, 2012. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanook Enterprises, Inc. as of August 31, 2012 and 2011, and the results of its operation and its cash flows for the years ended August 31, 2012 and 2011, and for the period from September 28, 2006 (inception) to August 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PLS CPA
---------------------------------
PLS CPA, A Professional Corp.

November 29, 2012
San Diego, CA. 92111

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       August 31,         August 31,
                                                                          2012               2011
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,094           $     89
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,094                 89
                                                                        --------           --------

      TOTAL ASSETS                                                      $  1,094           $     89
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $  2,872           $    395
  Loan Payble - Related Party                                             27,500                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 30,372                395
                                                                        --------           --------
      TOTAL LIABILITIES                                                   30,372                395

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 and 10,000,000 shares issued and
   outstanding as of August 31, 2012 and August 31, 2011                  10,000             10,000
  Additional paid-in capital )                                            42,000             42,000
  Deficit accumulated during development stage                           (81,278)           (52,306)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (29,278)              (306)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  1,094           $     89
                                                                        ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                            September 28, 2006
                                                                                               (inception)
                                                  Year ended             Year ended              through
                                                  August 31,             August 31,             August 31,
                                                     2012                   2011                   2012
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

PROFESSIONAL FEES                                      10,000                 10,000                 50,000
GENERAL & ADMINISTRATIVE EXPENSES                      18,972                  2,652                 31,278
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               (28,972)               (12,652)               (81,278)
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $    (28,972)          $    (12,652)          $    (81,278)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         10,000,000             10,000,000
                                                 ============           ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
           From September 28, 2006 (Inception) through August 31, 2012
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $     --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                        5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                        7,000

Net loss, August 31, 2007                                                                      (852)         (852)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000           (852)       11,148
                                                ==========     =======       =======       ========      ========
Stock issued for cash on June 16, 2008
 @ $0.01 per share                               4,000,000       4,000        36,000                       40,000

Net loss, August 31, 2008                                                                   (13,156)      (13,156)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000        (14,007)       37,993
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2009                                                                   (13,142)      (13,142)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2009                        10,000,000      10,000        42,000        (27,149)       24,851
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2010                                                                   (12,504)      (12,504)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2010                        10,000,000      10,000        42,000        (39,653)       12,347
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2011                                                                   (12,652)      (12,652)
                                                ----------     -------       -------       --------      --------
BALANCE, AUGUST 31, 2011                        10,000,000      10,000        42,000        (52,306)         (306)
                                                ==========     =======       =======       ========      ========

Net loss, August 31, 2012                                                                   (28,972)      (28,972)
                                                ----------     -------       -------       --------      --------

BALANCE, AUGUST 31, 2012                        10,000,000     $10,000       $42,000       $(81,278)     $(29,278)
                                                ==========     =======       =======       ========      ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   September 28, 2006
                                                                                                      (inception)
                                                                 Year ended         Year ended          through
                                                                 August 31,         August 31,         August 31,
                                                                    2012               2011               2012
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(28,972)          $(12,652)          $(81,278)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase in Accounts Payable                                     2,477                395              2,872
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (26,495)           (12,257)           (78,406)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                      27,500                 --             27,500
  Issuance of common stock                                              --                 --             52,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       27,500                 --             79,500
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      1,005            (12,257)             1,094

CASH AT BEGINNING OF YEAR                                               89             12,347                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  1,094           $     89           $  1,094
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2012
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2012
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2012
--------------------------------------------------------------------------------

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to August 31, 2012 and generated a net loss of $81,278. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the company's current cash of $1,094 is insufficient to cover the expenses they will incur during the next twelve.

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

NOTE 6. INCOME TAXES

                                                           As of August 31, 2012
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 27,635
       Other                                                            0
                                                                 --------
       Gross deferred tax assets                                   27,635
       Valuation allowance                                        (27,635)
                                                                 --------

       Net deferred tax assets                                   $      0
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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2012
--------------------------------------------------------------------------------

NOTE 7. NET OPERATING LOSSES

As of August 31, 2012, the Company has a net operating loss carryforwards of approximately $81,278. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2012 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of August 31, 2012:

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

The name, address, age and position of our officer and director is set forth below:

     Name and Address                  Age             Position(s)
     ----------------                  ---             -----------

     Robin Mulholland                  44         President, Secretary,
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Robin           2012     0          0           0          0           0            0             0         0
Mulholland,     2011     0          0           0          0           0            0             0         0
President,      2010     0          0           0          0           0            0             0         0
CEO, CFO and    2009     0          0           0          0           0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

For the year ended August 31, 2012 Robin Mulholland loaned the company $27,500 for operating expenses. The loan balance at August 31, 2012 was $27,500, the loan bears no interest and has no specific terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $10,000, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2012.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

 Exhibit
 Number                   Description
 ------                   -----------
  3(i)           Articles of Incorporation*
  3(ii)          Bylaws*
 31.1            Sec. 302 Certification of CEO
 31.2            Sec. 302 Certification of CFO
 32.1            Sec. 906 Certification of CEO
 32.2            Sec. 906 Certification of CFO
101              Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Included in our SB-2 filing under Commission File Number 333-149114.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 28, 2012                    Sanook Enterprises, Inc., Registrant


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


/s/ Robin Mulholland         Chief Executive Officer           November 28, 2012
-------------------------    -----------------------           -----------------
Robin Mulholland                      Title                           Date


/s/ Robin Mulholland         Chief Financial Officer           November 28, 2012
-------------------------    -----------------------           -----------------
Robin Mulholland                      Title                           Date


/s/ Robin Mulholland         Principal Accounting Officer      November 28, 2012
-------------------------    ----------------------------      -----------------
Robin Mulholland                      Title                           Date