Form 10-Q
period 2012-11-30
Sanook Enterprises, Inc.
filed 2013-01-15
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of January 9, 2013.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                 November 30,        August 31,
                                                                     2012               2012
                                                                   --------           --------
                                                                  (unaudited)        (audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    523           $  1,094
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    523              1,094
                                                                   --------           --------

TOTAL ASSETS                                                       $    523           $  1,094
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  7,790           $  2,872
  Loan Payble - Related Party                                        27,500             27,500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            35,290             30,372
                                                                   --------           --------
TOTAL LIABILITIES                                                    35,290             30,372

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of November 30, 2012 and August 31, 2012                       10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (86,767)           (81,278)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (34,767)           (29,278)
                                                                   --------           --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                 $    523           $  1,094
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                 Condensed Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                        September 28, 2006
                                             Three Months           Three Months           (inception)
                                                ended                  ended                 through
                                             November 30,           November 30,           November 30,
                                                 2012                   2011                   2012
                                             ------------           ------------           ------------
REVENUES
  Revenues                                   $         --           $         --           $         --
                                             ------------           ------------           ------------
TOTAL REVENUES                                         --                     --                     --

OPERATING EXPENSES
  General & Administrative Expenses                 1,489                  1,100                 32,767
  Professional Fees                                 4,000                  4,000                 54,000
                                             ------------           ------------           ------------
TOTAL OPERATING EXPENSES                            5,489                  5,100                 86,767
                                             ------------           ------------           ------------

NET INCOME (LOSS)                            $     (5,489)          $     (5,100)          $    (86,767)
                                             ============           ============           ============

BASIC EARNINGS PER SHARE                     $       0.00           $       0.00
                                             ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     10,000,000             10,000,000
                                             ============           ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                         September 28, 2006
                                                                      Three Months       Three Months       (inception)
                                                                         ended              ended             through
                                                                      November 30,       November 30,       November 30,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (5,489)          $ (5,100)          $(86,767)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                4,918              6,450              7,790
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (571)             1,350            (78,977)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                                --                 --             27,500
  Issuance of Common Stock                                                    --                 --             52,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             79,500
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                             (571)             1,350                523
CASH AT BEGINNING OF PERIOD                                                1,094                 89                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $    523           $  1,440           $    523
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                                November 30, 2012
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by Sanook Enterprises, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended November 30, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated the recent accounting pronouncements issued through the issuance of these condensed financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

NOTE 4.  RELATED PARTY TRANSACTIONS

As of November 30, 2012, there was a loan payable due to Robin Mulholland, sole officer and director of the Company, for $27,500 that is non interest bearing with no specific repayment terms.

NOTE 5.  SUBSEQUENT EVENTS

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

We incurred operating expenses of $5,489 and $5,100 for the three months ended November 30, 2012 and 2011, respectively. These expenses consisted of general and administrative expenses and professional fees.

At November 30, 2012, we had cash on hand of $523 and $35,290 in outstanding liabilities.

Cash provided by financing activities from inception through November 30, 2012 was $79,500 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000, and $27,500 from a loan from related party.

The following table provides selected financial data about our company for the period from the date of incorporation through November 30, 2012:

                    Balance Sheet Data:           11/30/2012
                    -------------------           ----------
                    Cash                          $    523
                    Total assets                  $    523
                    Total liabilities             $ 35,290
                    Shareholders' equity          $(34,767)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $523 cash in the bank which comprises our total assets. Management believes that the current cash will not be sufficient to fund operations for the next twelve months. Our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

DECEMBER 2012 - MAY 2013

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

JUNE 2013 - NOVEMBER 2013

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

As of November 30, 2012, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                        Sanook Enterprises, Inc.
                                        Registrant


Date: January 9, 2013                   By: /s/ Robin Mulholland
                                            ------------------------------------
                                            Robin Mulholland
                                            Director, President, Principal
                                            Executive Officer, Principal
                                            Financial Officer and Principal
                                            Accounting Officer