Form 10-Q
period 2013-02-28
Sanook Enterprises, Inc.
filed 2013-04-15
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of April 15, 2013.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 February 28,        August 31,
                                                                     2013               2012
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $ 12,641           $  1,094
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                           12,641              1,094
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 12,641           $  1,094
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  2,880           $  2,872
  Loan Payable - Related Party                                       47,500             27,500
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      50,380             30,372
                                                                   --------           --------
      TOTAL LIABILITIES                                              50,380             30,372

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of February 28, 2013 and August 31, 2012                       10,000             10,000
  Additional paid-in capital                                         42,000             42,000
  Deficit accumulated during development stage                      (89,739)           (81,278)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (37,739)           (29,278)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $ 12,641           $  1,094
                                                                   ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                 Condensed Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          September 28, 2006
                                       Three Months      Three Months      Six Months       Six Months       (inception)
                                          ended             ended            ended            ended            through
                                       February 28,      February 29,     February 28,     February 29,      February 28,
                                           2013              2012             2013             2012              2013
                                       ------------      ------------     ------------     ------------      ------------
REVENUES
  Revenues                             $         --      $         --     $         --     $         --      $         --
                                       ------------      ------------     ------------     ------------      ------------
TOTAL REVENUES                                   --                --               --               --                --

OPERATING EXPENSES
  General & Administrative Expenses             972               892            2,461            1,992            33,739
  Professional Fees                           2,000             2,000            6,000            6,000            56,000
                                       ------------      ------------     ------------     ------------      ------------
TOTAL OPERATING EXPENSES                      2,972             2,892            8,461            7,992            89,739
                                       ------------      ------------     ------------     ------------      ------------

NET INCOME (LOSS)                      $     (2,972)     $     (2,892)    $     (8,461)    $     (7,992)     $    (89,739)
                                       ============      ============     ============     ============      ============

BASIC EARNINGS PER SHARE               $      (0.00)     $      (0.00)    $      (0.00)    $      (0.00)
                                       ============      ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               10,000,000        10,000,000       10,000,000       10,000,000
                                       ============      ============     ============     ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                     September 28, 2006
                                                                   Six Months         Six Months        (inception)
                                                                     ended              ended             through
                                                                  February 28,       February 29,       February 28,
                                                                      2013               2012               2013
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (8,461)          $ (7,992)          $(89,739)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                8               (395)             2,880
                                                                    --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,453)            (8,387)           (86,859)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                        20,000             20,000             47,500
  Issuance of common stock                                                --                 --             52,000
                                                                    --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        20,000             20,000             99,500
                                                                    --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                       11,547             11,613             12,641
CASH AT BEGINNING OF PERIOD                                            1,094                 89                 --
                                                                    --------           --------           --------

CASH AT END OF PERIOD                                               $ 12,641           $ 11,703           $ 12,641
                                                                    ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
  Interest                                                          $     --           $     --           $     --
                                                                    ========           ========           ========
  Income Taxes                                                      $     --           $     --           $     --
                                                                    ========           ========           ========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                                February 28, 2013
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by Sanook Enterprises, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended February 28, 2013 is not necessarily indicative of the operating results for the full year.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                                February 28, 2013
--------------------------------------------------------------------------------

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated the recent accounting pronouncements issued through the issuance of these condensed financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of February 28, 2013, there was a loan payable due to Robin Mulholland, sole officer and director of the Company, for $47,500 that is non interest bearing with no specific repayment terms.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. We incurred a net loss of $89,739 from inception (September 28, 2006) through February 28, 2013.

We incurred operating expenses of $2,972 and $2,892 for the three months ended February 28, 2013 and February 29, 2013, respectively. These expenses consisted of general and administrative expenses and professional fees.

We incurred operating expenses of $8,461 and $7,992 for the six months ended February 28, 2013 and February 29, 2013, respectively. These expenses consisted of general and administrative expenses and professional fees.

At February 28, 2013, we had cash on hand of $12,641 and $50,380 in outstanding liabilities.

Cash provided by financing activities from inception through February 28, 2013 was $99,500 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000, and $47,500 from a loan from related party.

The following table provides selected financial data about our company for the period from the date of incorporation through February 28, 2013:

                    Balance Sheet Data:           2/28/2013
                    -------------------           ---------
                    Cash                          $ 12,641
                    Total assets                  $ 12,641
                    Total liabilities             $ 50,380
                    Shareholders' equity          $(37,739)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $12,641 cash in the bank which comprises our total assets. Management believes that the current cash will not be sufficient to fund operations for the next twelve months. Our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

MARCH 2013-MAY 2013

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

As of February 28, 2013, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-149114, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
31.2          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101           Interactive data files pursuant to Rule 405 of Regulation S-T.**

----------
**   To Be Filed By Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sanook Enterprises, Inc.
                                    Registrant


Date: April 15, 2013                By: /s/ Robin Mulholland
                                        ----------------------------------------
                                        Robin Mulholland
                                        Sole Director, President, Principal
                                        Executive Officer, Principal Financial
                                        Officer and Principal Accounting Officer