Form 10-Q/A
period 2013-02-28
Sanook Enterprises, Inc.
filed 2013-04-16
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013, filed with the Securities and Exchange Commission on April 15, 2013 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-149114, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934
31.2          Certification pursuant to Rule 13a-14(a) under the Exchange Act of
              1934**
32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101           Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
**   Previously Filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Sanook Enterprises, Inc.
                                    Registrant


Date: April 16, 2013                By: /s/ Robin Mulholland
                                        ----------------------------------------
                                        Robin Mulholland
                                        Sole Director, President, Principal
                                        Executive Officer, Principal Financial
                                        Officer and Principal Accounting Officer