Form 10-Q
period 2013-05-31
Sanook Enterprises, Inc.
filed 2013-07-22
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of July 22, 2013.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                     As of                 As of
                                                                  May 31, 2013        August 31, 2012
                                                                  ------------        ---------------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    3,545           $    1,094
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                    3,545                1,094
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $    3,545           $    1,094
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    4,880           $    2,872
  Loan Payable - Related Party                                         47,500               27,500
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              52,380               30,372
                                                                   ----------           ----------

      TOTAL LIABILITIES                                                52,380               30,372

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of May 31, 2013 and August 31, 2012                              10,000               10,000
  Additional paid-in capital                                           42,000               42,000
  Deficit accumulated during development stage                       (100,835)             (81,278)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (48,835)             (29,278)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    3,545           $    1,094
                                                                   ==========           ==========


                       See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         September 28, 2006
                                     Three Months     Three Months      Nine Months       Nine Months       (inception)
                                        ended            ended             ended             ended            through
                                     May 31, 2013     May 31, 2012      May 31, 2013      May 31, 2012      May 31, 2013
                                     ------------     ------------      ------------      ------------      ------------
REVENUES
  Revenues                           $         --     $         --      $         --      $         --      $         --
                                     ------------     ------------      ------------      ------------      ------------
TOTAL REVENUES                                 --               --                --                --                --

OPERATING EXPENSES
  General & Administrative Expenses         9,096           16,049            11,557            18,041            42,835
  Professional Fees                         2,000            2,000             8,000             8,000            58,000
                                     ------------     ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                   11,096           18,049            19,557            26,041           100,835
                                     ------------     ------------      ------------      ------------      ------------

NET INCOME (LOSS)                    $    (11,096)    $    (18,049)     $    (19,557)     $    (26,041)     $   (100,835)
                                     ============     ============      ============      ============      ============

BASIC EARNINGS PER SHARE             $      (0.00)    $      (0.00)     $      (0.00)     $      (0.00)
                                     ============     ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING             10,000,000       10,000,000        10,000,000        10,000,000
                                     ============     ============      ============      ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                    September 28, 2006
                                                                 Nine Months        Nine Months        (inception)
                                                                    ended              ended             through
                                                                 May 31, 2013       May 31, 2012       May 31, 2013
                                                                 ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (19,557)        $  (26,041)        $ (100,835)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                            2,008               (395)             4,880
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (17,549)           (26,436)           (95,955)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                        20,000             27,500             47,500
  Issuance of Common Stock                                                --                 --             52,000
                                                                  ----------         ----------         ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         20,000             27,500             99,500
                                                                  ----------         ----------         ----------

NET INCREASE (DECREASE) IN CASH                                        2,451              1,064              3,545

CASH AT BEGINNING OF PERIOD                                            1,094                 89                 --
                                                                  ----------         ----------         ----------

CASH AT END OF PERIOD                                             $    3,545         $    1,154         $    3,545
                                                                  ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $       --         $       --         $       --
                                                                  ==========         ==========         ==========

  Income Taxes                                                    $       --         $       --         $       --
                                                                  ==========         ==========         ==========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2013
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Sanook Enterprises, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended May 31, 2013 is not necessarily indicative of the operating results for the full year.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  May 31, 2013
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated the recent accounting pronouncements issued through the issuance of these financial statements, and the Company does not expect that the effectiveness of any of these changes will have a material impact on the Company's financial position, or statements.

NOTE 4. RELATED PARTY TRANSACTIONS

As of May 31, 2013, there was a loan payable due to Robin Mulholland, sole officer and director of the Company, for $47,500 that is non interest bearing with no specific repayment terms.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. We incurred a net loss of $100,835 from inception (September 28, 2006) through May 31, 2013.

We incurred operating expenses of $11,096 and $18,049 for the three months ended May 31, 2013 and May 31, 2012, respectively. These expenses consisted of general and administrative expenses and professional fees.

We incurred operating expenses of $19,557 and $26,041 for the nine months ended May 31, 2013 and May 31, 2012, respectively. These expenses consisted of general and administrative expenses and professional fees.

At May 31, 2013, we had cash on hand of $3,545 and $52,380 in outstanding liabilities.

Cash provided by financing activities from inception through May 31, 2013 was $79,500 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000, and $47,500 from a loan from related party.

The following table provides selected financial data about our company for the period from the date of incorporation through May 31, 2013:

                    Balance Sheet Data:           5/31/2013
                    -------------------           ---------

                    Cash                          $  3,545
                    Total assets                  $  3,545
                    Total liabilities             $ 52,380
                    Shareholders' equity          $(48,835)

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

PLAN OF OPERATION

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our twelve month budget is based on minimum operations. The global economic situation continues to be very difficult with most countries experiencing recession type struggles, which has been very detrimental to vacation travel. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

JUNE 2013-AUGUST 2013

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

SEPTEMBER 2013 - DECEMBER 2013

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

As of May 31, 2013, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    Sanook Enterprises, Inc.
                                    Registrant


Date: July 22, 2013                 By: /s/ Robin Mulholland
                                        ----------------------------------------
                                        Robin Mulholland
                                        Sole Director, President, Principal
                                        Executive Officer, Principal Financial
                                        Officer and Principal Accounting Officer