Form 10-K
period 2014-08-31
Sanook Enterprises, Inc.
filed 2014-11-28
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 26, 2014, the registrant had 10,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 26, 2014.

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

We are a development stage company and have not yet opened for business or generated any revenues. Our limited operations have consisted of the formation of our business plan, identification of our target market, fund raising and marketing programs. In addition to the global economic crisis, Thailand continues to experience social and political unrest and as a result, tourism in Thailand continues to suffer. The global economic situation continues to be very difficult with most countries experiencing recession type struggles, which has been very detrimental to vacation travel. We will continue to monitor this situation and continue to analyze our marketing expenditures and if we begin to generate profits we will gradually increase our marketing programs. Currently our President devotes approximately 10 hours a week to the company. We have been issued a "substantial doubt" going concern opinion from our auditors and our only asset is our cash balance of $1,332.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended August 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $14,394 and $22,496 for the years ended August 31, 2014 and 2013, respectively. These expenses consisted of general and administrative expenses.

At August 31, 2014, we had cash on hand of $1,332 and $67,500 in outstanding liabilities.

Cash provided by financing activities from inception through August 31, 2014 was $119,500 consisting of $67,500 loan from a related party and $52,000 from the sale of our common stock. Our director purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2014 and 2013.

           Balance Sheet Data:            8/31/14             8/31/13
           -------------------            -------             -------

           Cash                     $       1,332                606
           Total assets             $       1,332                606
           Total liabilities        $      67,500             52,380
           Shareholders' (deficit)  $     (66,168)           (51,774)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $1,332 cash in the bank which comprises our total assets. Management believes that the current cash will not be sufficient to fund operations for the next twelve months. If necessary our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

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

SEPTEMBER 2014-DECEMBER 2014

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

JANUARY 2015 - AUGUST 2015

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sanook Enterprises, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sanook Enterprises, Inc. (A Development Stage "Company") as of August 31, 2014 and 2013 and the related financial statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended August 31, 2014 and 2013, and for the period from September 28, 2006 (inception) to August 31, 2014. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sanook Enterprises, Inc. as of August 31, 2014 and 2013, and the results of its operation and its cash flows for the years ended August 31, 2014 and 2013, and for the period from September 28, 2006 (inception) to August 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PLS CPA
-------------------------------
PLS CPA, A Professional Corp.

November 28, 2014
San Diego, CA. 92111



          Registered with the Public Company Accounting Oversight Board

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------



                                                                          As of                As of
                                                                        August 31,           August 31,
                                                                           2014                 2013
                                                                        ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    1,332           $      606
                                                                        ----------           ----------
TOTAL CURRENT ASSETS                                                         1,332                  606
                                                                        ----------           ----------

      TOTAL ASSETS                                                      $    1,332           $      606
                                                                        ==========           ==========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                      $       --           $    4,880
  Loan Payable - Related Party                                              67,500               47,500
                                                                        ----------           ----------
TOTAL CURRENT LIABILITIES                                                   67,500               52,380
                                                                        ----------           ----------

      TOTAL LIABILITIES                                                     67,500               52,380

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 and 10,000,000 shares issued and
   outstanding as of August 31, 2014 and August 31, 2013                    10,000               10,000
  Additional paid-in capital )                                              42,000               42,000
  Deficit accumulated during development stage                            (118,168)            (103,774)
                                                                        ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (66,168)             (51,774)
                                                                        ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    1,332           $      606
                                                                        ==========           ==========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                            September 28, 2006
                                                                                               (inception)
                                                  Year ended             Year ended              through
                                                  August 31,             August 31,             August 31,
                                                     2014                   2013                   2014
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

PROFESSIONAL FEES                                      10,000                 10,000                 70,000
GENERAL & ADMINISTRATIVE EXPENSES                       4,394                 12,496                 48,168
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               (14,394)               (22,496)              (118,168)
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $    (14,394)          $    (22,496)          $   (118,168)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         10,000,000             10,000,000
                                                 ============           ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
           From September 28, 2006 (Inception) through August 31, 2014
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                Common      Additional      During
                                                   Common       Stock        Paid-in      Development
                                                   Stock        Amount       Capital         Stage         Total
                                                   -----        ------       -------         -----         -----
BALANCE, SEPTEMBER 28, 2006                             --     $    --       $    --       $      --      $     --

Stock issued for cash on September 28, 2006
 @ $0.002 per share                              2,500,000       2,500         2,500                         5,000

Stock issued for cash on May 30, 2007
 @ $0.002 per share                              3,500,000       3,500         3,500                         7,000

Net loss, August 31, 2007                                                                       (852)         (852)
                                                ----------     -------       -------       ---------      --------
BALANCE, AUGUST 31, 2007                         6,000,000       6,000         6,000            (852)       11,148
                                                ==========     =======       =======       =========      ========
Stock issued for cash on June 16, 2008
 @ $0.002 per share                              4,000,000       4,000        36,000                        40,000

Net loss, August 31, 2008                                                                    (13,156)      (13,156)
                                                ----------     -------       -------       ---------      --------
BALANCE, AUGUST 31, 2008                        10,000,000      10,000        42,000         (14,007)       37,993
                                                ==========     =======       =======       =========      ========

Net loss, August 31, 2009                                                                    (13,142)      (13,142)
                                                ----------     -------       -------       ---------      --------
BALANCE, AUGUST 31, 2009                        10,000,000      10,000        42,000         (27,149)       24,851
                                                ==========     =======       =======       =========      ========

Net loss, August 31, 2010                                                                    (12,504)      (12,504)
                                                ----------     -------       -------       ---------      --------
BALANCE, AUGUST 31, 2010                        10,000,000      10,000        42,000         (39,653)       12,347
                                                ==========     =======       =======       =========      ========

Net loss, August 31, 2011                                                                    (12,652)      (12,652)
                                                ----------     -------       -------       ---------      --------
BALANCE, AUGUST 31, 2011                        10,000,000      10,000        42,000         (52,306)         (306)
                                                ==========     =======       =======       =========      ========

Net loss, August 31, 2012                                                                    (28,972)      (28,972)
                                                ----------     -------       -------       ---------      --------
BALANCE, AUGUST 31, 2012                        10,000,000      10,000        42,000         (81,278)      (29,278)
                                                ==========     =======       =======       =========      ========

Net loss, August 31, 2013                                                                    (22,496)      (22,496)
                                                ----------     -------       -------       ---------      --------

BALANCE, AUGUST 31, 2013                        10,000,000      10,000        42,000        (103,774)      (51,774)
                                                ==========     =======       =======       =========      ========

Net loss, August 31, 2014                                                                    (14,394)      (14,394)
                                                ----------     -------       -------       ---------      --------

BALANCE, AUGUST 31, 2014                        10,000,000     $10,000       $42,000       $(118,168)     $(66,168)
                                                ==========     =======       =======       =========      ========

                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         September 28, 2006
                                                                                                            (inception)
                                                                   Year ended           Year ended            through
                                                                   August 31,           August 31,           August 31,
                                                                      2014                 2013                 2014
                                                                   ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (14,394)          $  (22,497)          $ (118,168)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase in Accounts Payable                                       (4,880)               2,008                   --
                                                                   ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (19,274)             (20,488)            (118,168)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                         20,000               20,000               67,500
  Issuance of common stock                                                 --                   --               52,000
                                                                   ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          20,000               20,000              119,500
                                                                   ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                           726                 (488)               1,332

CASH AT BEGINNING OF YEAR                                                 606                1,094                   --
                                                                   ----------           ----------           ----------

CASH AT END OF YEAR                                                $    1,332           $      606           $    1,332
                                                                   ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $       --           $       --           $       --
                                                                   ==========           ==========           ==========

  Income Taxes                                                     $       --           $       --           $       --
                                                                   ==========           ==========           ==========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2014
--------------------------------------------------------------------------------

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2014
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from September 28, 2006 (inception) to August 31, 2014 and generated a net loss of $118,168. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses. Management believes that the company's current cash of $1,332 is insufficient to cover the expenses they will incur during the next twelve.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2014
--------------------------------------------------------------------------------

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

As of August 31, 2014, there was a loan payable due to Robin Mulholland, sole officer and director of the Company, for $67,500 that is non interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

                                                           As of August 31, 2014
                                                           ---------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 40,177
       Other                                                             0
                                                                  --------
     Gross deferred tax assets                                      40,177
     Valuation allowance                                           (40,177)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2014, the Company has a net operating loss carryforwards of approximately $118,168. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2014
--------------------------------------------------------------------------------

On May 30, 2007 the Company issued a total of 3,500,000 shares of common stock to one director for cash at $0.002 per share for a total of $7,000.

On June 16, 2008, management completed its SB-2 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000.

As of August 31, 2014 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of August 31, 2014:

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

The name, address, age and position of our officer and director is set forth below:

     Name and Address                  Age             Position(s)
     ----------------                  ---             -----------

     Robin Mulholland                  46         President, Secretary,
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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Robin           2014     0          0           0          0           0            0             0         0
Mulholland,     2013     0          0           0          0           0            0             0         0
President,      2012     0          0           0          0           0            0             0         0
CEO, CFO and    2011     0          0           0          0           0            0             0         0
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

For the year ended August 31, 2014 Robin Mulholland loaned the company $15,000 for operating expenses. The loan balance at August 31, 2014 was $62,500, the loan bears no interest and has no specific terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $10,000, audit-related services were $Nil, tax services were $Nil and other services were $Nil during the year ended August 31, 2014.

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

November 28, 2014                    Sanook Enterprises, Inc., Registrant


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


/s/ Robin Mulholland         Chief Executive Officer          November 28, 2014
-------------------------    -----------------------          -----------------
Robin Mulholland                      Title                          Date


/s/ Robin Mulholland         Chief Financial Officer          November 28, 2014
-------------------------    -----------------------          -----------------
Robin Mulholland                      Title                          Date


/s/ Robin Mulholland         Principal Accounting Officer     November 28, 2014
-------------------------    ----------------------------     -----------------
Robin Mulholland                      Title                          Date