Form 10-Q
period 2014-11-30
Sanook Enterprises, Inc.
filed 2015-01-14
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of January 13, 2015.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   (Unaudited)
                                                                      As of                As of
                                                                   November 30,          August 31,
                                                                      2014                 2014
                                                                   ----------           ----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    1,332           $    1,332
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                    1,332                1,332
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $    1,332           $    1,332
                                                                   ==========           ==========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                 $    5,340           $       --
  Loan Payble - Related Party                                          67,500               67,500
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              72,840               67,500

      TOTAL LIABILITIES                                                72,840               67,500

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of November 30, 2014 and August 31, 2014                         10,000               10,000
  Additional paid-in capital                                           42,000               42,000
  Deficit accumulated during development stage                       (123,508)            (118,168)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (71,508)             (66,168)

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $    1,332           $    1,332
                                                                   ==========           ==========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                      September 28, 2006
                                             Three Months          Three Months          (inception)
                                                ended                 ended               through
                                             November 30,          November 30,          November30,
                                                2014                  2013                  2014
                                             -----------           -----------           -----------
REVENUES
  Revenues                                   $        --           $        --           $        --
                                             -----------           -----------           -----------
TOTAL REVENUES                                        --                    --                    --

OPERATING EXPENSES
  General & Administrative Expenses                1,340                   204                49,508
  Professional Fees                                4,000                 4,000                74,000
                                             -----------           -----------           -----------
TOTAL OPERATING EXPENSES                           5,340                 4,204               123,508
                                             -----------           -----------           -----------

NET INCOME (LOSS)                            $    (5,340)          $    (4,204)          $  (123,508)
                                             ===========           ===========           ===========

BASIC EARNINGS PER SHARE                     $      0.00           $      0.00
                                             ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    10,000,000            10,000,000
                                             ===========           ===========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        September 28, 2006
                                                                 Three Months         Three Months         (inception)
                                                                    ended                ended               through
                                                                 November 30,         November 30,         November 30,
                                                                     2014                 2013                 2014
                                                                  ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $   (5,340)          $   (4,204)          $ (123,508)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                            5,340                4,071                5,340
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             --                 (133)            (118,168)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                            --                   --               67,500
  Issuance of Common Stock                                                --                   --               52,000
                                                                  ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --                   --              119,500
                                                                  ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                           --                 (133)               1,332

CASH AT BEGINNING OF PERIOD                                            1,332                  606                   --
                                                                  ----------           ----------           ----------

CASH AT END OF PERIOD                                             $    1,332           $      472           $    1,332
                                                                  ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $       --           $       --           $       --
                                                                  ==========           ==========           ==========

  Income Taxes                                                    $       --           $       --           $       --
                                                                  ==========           ==========           ==========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Unaudited)
                                November 30, 2014
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by Sanook Enterprises, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements. The results of operations for the period ended November 30, 2014 is not necessarily indicative of the operating results for the full year.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. We incurred a net loss of $123,508 from inception (September 28, 2006) through November 30, 2014.

We incurred operating expenses of $5,340 and $4,204 for the three months ended November 30, 2014 and November 30, 2013, respectively. These expenses consisted of general and administrative expenses and professional fees.

At November 30, 2014, we had cash on hand of $1,332, accounts payable of $5,340 and $67,500 in a loan payable to a related party.

Cash provided by financing activities from inception through November 30, 2014 was $119,500 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000, and $67,500 from a loan from related party.

The following table provides selected financial data about our company for the period from the date of incorporation through November 30, 2014:

              Balance Sheet Data:                  11/30/2014
              -------------------                  ----------

              Cash                                  $  1,332
              Total assets                          $  1,332
              Total liabilities                     $ 72,840
              Shareholders' (deficit)               $(71,508)

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

DECEMBER 2014 - FEBRUARY 2015

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

MARCH 2015 - NOVEMBER 2015

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

As of November 30, 2014, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    Sanook Enterprises, Inc.
                                    Registrant


Date: January 13, 2015              By: /s/ Robin Mulholland
                                        ----------------------------------------
                                        Robin Mulholland
                                        Sole Director, President,
                                        Principal Executive Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer