Form 10-Q
period 2015-02-28
Sanook Enterprises, Inc.
filed 2015-04-20
CIK 1422215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares as of April 20, 2015.

ITEM 1. FINANCIAL STATEMENTS

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      As of               As of
                                                                   February 28,         August 31,
                                                                      2015                 2014
                                                                   ----------           ----------
                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    1,164           $    1,332
                                                                   ----------           ----------
TOTAL CURRENT ASSETS                                                    1,164                1,332
                                                                   ----------           ----------

      TOTAL ASSETS                                                 $    1,164           $    1,332
                                                                   ==========           ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    8,330           $       --
  Loan Payable - Related Party                                         67,500               67,500
                                                                   ----------           ----------
TOTAL CURRENT LIABILITIES                                              75,830               67,500
                                                                   ----------           ----------

      TOTAL LIABILITIES                                                75,830               67,500

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 10,000,000 shares issued and outstanding
   as of February 28, 2015 and August 31, 2014                         10,000               10,000
  Additional paid-in capital                                           42,000               42,000
  Deficit accumulated during development stage                       (126,666)            (118,168)
                                                                   ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (74,666)             (66,168)
                                                                   ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)           $    1,164           $    1,332
                                                                   ==========           ==========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           September 28, 2006
                                      Three Months      Three Months       Six Months        Six Months        (inception)
                                         ended             ended             ended             ended             through
                                      February 28,      February 28,      February 28,      February 28,       February 28,
                                          2015              2014              2015              2014               2015
                                      ------------      ------------      ------------      ------------       ------------
REVENUES
  Revenues                            $         --      $         --      $         --      $         --       $         --
                                      ------------      ------------      ------------      ------------       ------------
TOTAL REVENUES                                  --                --                --                --                 --

OPERATING EXPENSES
  General & Administrative Expenses          1,158             2,039             2,498             2,243             50,666
  Professional Fees                          2,000             6,000             6,000             6,000             76,000
                                      ------------      ------------      ------------      ------------       ------------
TOTAL OPERATING EXPENSES                     3,158             8,039             8,498             8,243            126,666
                                      ------------      ------------      ------------      ------------       ------------

NET INCOME (LOSS)                     $     (3,158)     $     (8,039)     $     (8,498)     $     (8,243)      $   (126,666)
                                      ============      ============      ============      ============       ============

BASIC EARNINGS PER SHARE              $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                      ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              10,000,000        10,000,000        10,000,000        10,000,000
                                      ============      ============      ============      ============


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                          September 28, 2006
                                                                    Six Months           Six Months           (inception)
                                                                      ended                ended                through
                                                                    February 28,         February 28,         February 28,
                                                                       2015                 2014                 2015
                                                                    ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $   (8,498)          $   (8,243)          $ (126,666)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                              8,330               (4,080)               8,330
                                                                    ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (168)             (12,323)            (118,336)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                              --               20,000               67,500
  Issuance of common stock                                                  --                   --               52,000
                                                                    ----------           ----------           ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --               20,000              119,500
                                                                    ----------           ----------           ----------

NET INCREASE (DECREASE) IN CASH                                           (168)               7,677                1,164

CASH AT BEGINNING OF PERIOD                                              1,332                  606                   --
                                                                    ----------           ----------           ----------

CASH AT END OF PERIOD                                               $    1,164           $    8,283           $    1,164
                                                                    ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                          $       --           $       --           $       --
                                                                    ==========           ==========           ==========

  Income Taxes                                                      $       --           $       --           $       --
                                                                    ==========           ==========           ==========


                        See Notes to Financial Statements

                            SANOOK ENTERPRISES, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                February 28, 2015
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Sanook Enterprises, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements. The results of operations for the period ended February 28, 2015 is not necessarily indicative of the operating results for the full year.

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date. We incurred a net loss of $126,666 from inception (September 28, 2006) through February 28, 2015.

We incurred operating expenses of $3,158 and $8,039 for the three months ended February 28, 2015 and February 28, 2014, respectively. These expenses consisted of general and administrative expenses and professional fees.

We incurred operating expenses of $8,498 and $8,243 for the six months ended February 28, 2015 and 2014, respectively. These expenses consisted of general and administrative expenses and professional fees.

At February 28, 2015, we had cash on hand of $1,164, accounts payable of $8,330 and $67,500 in a loan payable to a related party.

Cash provided by financing activities from inception through February 28, 2015 was $119,500 consisting of $12,000 from the sale of our common stock to our director who purchased 2,500,000 shares of our common stock at $0.002 per share on September 28, 2006 and 3,500,000 shares of our common stock at $0.002 per share on May 30, 2007 and on June 16, 2008, management completed its S-1 registered offering by selling 4,000,000 common shares at $.01 per share to raise capital of $40,000, and $67,500 from a loan from a related party.

The following table provides selected financial data about our company for the period from the date of incorporation through February 28, 2015:

                   Balance Sheet Data:              2/28/2015
                   -------------------              ---------

                   Cash                             $  1,164
                   Total assets                     $  1,164
                   Total liabilities                $ 75,830
                   Shareholders' (deficit)          $(74,666)

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $1,164 cash in the bank which comprises our total assets. Management believes that the current cash will not be sufficient to fund operations for the next twelve months. Our director has agreed to loan the company funds in the event we experience a shortfall of available cash for our limited operating expenses. We have yet to generate any revenues from our business operations and our financial resources continue to diminish. We may decide that we can not continue with our business operations as detailed in our original business plan because of this situation. We will remain current in our corporate filings and obligations, while financial resources are available.

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

MARCH 2015 - JUNE 2015

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

JULY 2015 - FEBRUARY 2016

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

As of February 28, 2015, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is also acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    Sanook Enterprises, Inc.
                                    Registrant


Date: April 20, 2015                By: /s/ Robin Mulholland
                                        ----------------------------------------
                                        Robin Mulholland
                                        Sole Director, President,
                                        Principal Executive Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer